Form 10-Q
period 1996-03-31
DATRONIC EQUIPMENT INCOME FUND XIX L P
filed 1996-05-14
CIK 859072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                         --------------------------------


For the Quarter Ended
    March 31, 1996                 Commission File Number  0-19466
- ---------------------              -------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)


      Delaware                               36-3684373
- --------------------                  ---------------------------
   State or other                     IRS Employer Identification
   jurisdiction of                    Number
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312     Schaumburg, Illinois 60173
- ---------------------------------     --------------------------
Address of principal                     City, State, Zip Code
executive offices

Registrant's telephone number:               (847) 240-6200
                                      --------------------------



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  (1)  Yes  x   No
                           --      --
                  (2)  Yes  x   No
                           --      --

                  DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  ----------------------------------------
                                  FORM 10-Q
                                  ---------
                  FOR THE QUARTER ENDED MARCH 31, 1996
                  ----------------------------------------

                       PART I - FINANCIAL INFORMATION

Item 1.
- -------


  Index to Financial Statements

    Balance Sheets

      March 31, 1996 (unaudited)

      December 31, 1995

    Statements of Revenue and Expenses (unaudited)

      For the three months ended March 31, 1996

      For the three months ended March 31, 1995

    Statements of Changes in Partners' Equity

      For the three months ended March 31, 1996

        (unaudited)

    Statements of Cash Flows (unaudited)

      For the three months ended March 31, 1996

      For the three months ended March 31, 1995

    Notes to Financial Statements (unaudited)

Item 2.
- -------

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations

                         PART II - OTHER INFORMATION

Items 1-6.
- ----------

                 DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                 ----------------------------------------
                              BALANCE SHEETS
                              --------------

                                         March 31, 1996 - Unaudited
                                   ------------------------------------

                                   Liquidating   Continuing
                                     Limited       Limited
                                    Partners      Partners    Total
                                   -----------  ----------- ----------

ASSETS
- ------
Cash and cash equivalents          $1,243,278   $1,096,389  $2,339,667
Investments in commercial lease
  paper, net                           18,597      226,183     244,780
Installment contract receivable,
  net                                  92,954      455,447     548,401
Net investment in direct
  financing leases                    136,237    9,401,607   9,537,844
Diverted and Other Assets, net        760,153    3,724,527   4,484,680
Restricted Cash                       182,488      894,135   1,076,623
Organization and Acquisition
  costs, net of accumulated
  amortization                          7,043       34,507      41,550
                                   ----------  ----------- -----------
                                   $2,440,750  $15,832,795 $18,273,545
                                   ==========  =========== ===========

LIABILITIES AND PARTNERS' EQUITY
- --------------------------------
Accounts payable and
  accrued expenses                 $   31,793  $   190,658 $   222,451
Lessee rental deposits                163,803      947,570   1,111,373
Due to Management Company                 166          797         963
                                   ----------  ----------- -----------
Total liabilities                     195,762    1,139,025   1,334,787


Total Partners' equity              2,244,988   14,693,770  16,938,758
                                   ----------  ----------- -----------
                                   $2,440,750  $15,832,795 $18,273,545
                                   ==========  =========== ===========

              See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                 ----------------------------------------
                              BALANCE SHEETS
                              --------------
                        By Class of Limited Partner
                        ---------------------------

                                                December 31, 1995
                                     ------------------------------------

                                   Liquidating   Continuing
                                     Limited       Limited
                                    Partners      Partners    Total
                                   ----------  ------------ ----------
[S]                                [C]         [C]          [C]
ASSETS
- ------
Cash and cash equivalents          $1,219,379  $ 2,056,790  $3,276,169
Investments in commercial lease
  paper, net                           22,024      261,396     283,420
Installment contract receivable,
  net                                 109,334      535,706     645,040
Net investment in direct
  financing leases                    250,405   10,893,937  11,144,342
Diverted and Other Assets, net        760,153    3,724,527   4,484,680
Restricted Cash                       182,488      894,135   1,076,623
Organization and Acquisition
  costs, net of accumulated
  amortization                         25,620      125,528     151,148
                                   ----------  ----------- -----------
                                   $2,569,403  $18,492,019 $21,061,422
                                   ==========  =========== ===========

LIABILITIES AND PARTNERS' EQUITY
- --------------------------------
Accounts payable and
  accrued expenses                 $   46,708  $   281,857 $   328,565
Lessee rental deposits                173,802      996,494   1,170,296
Due to Management Company                  64       28,530      28,594
                                   ----------  ----------- -----------

Total liabilities                     220,574    1,306,881   1,527,455

Total Partners' equity              2,348,829   17,185,138  19,533,967
                                   ----------  ----------- -----------
                                   $2,569,403  $18,492,019 $21,061,422
                                   ==========  =========== ===========


              See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                 ----------------------------------------
                    STATEMENTS OF REVENUE AND EXPENSES
                    ----------------------------------
                 For the three months ended March 31, 1996
                 -----------------------------------------
                                (Unaudited)

                                   Liquidating   Continuing
                                     Limited       Limited
                                    Partners      Partners     Total
                                   ----------   -----------  ----------

Revenue:
  Lease income                      $  10,851   $  388,116  $  398,967
  Interest income                       8,896       55,578      64,474
                                    ---------   ----------  ----------
                                       19,747      443,694     463,441
                                    =========   ==========  ==========
Expenses:
  Amortization of organization
    and equipment acquisition costs    18,577       91,021     109,598
  Management fees-New Era              47,365      387,482     434,847
  General Partner's
    expense reimbursement              30,973      151,759     182,732
  Professional fees                    22,501      113,265     135,766
  Other operating expenses              4,172       34,043      38,215
                                    ---------   ----------  ----------
                                      123,588      777,570     901,158
                                    ---------   ----------  ----------

Net loss                            $(103,841)  $ (333,876) $ (437,717)
                                    =========   ==========  ==========

Net loss -
  General Partner                   $  (1,038)  $   (3,339) $  (4,377)
                                    =========   ==========  ==========
Net loss -
  Limited Partners                  $(102,803)  $ (330,537) $(433,340)
                                    =========   ==========  ==========

Net loss per Limited
  Partnership Unit                     $(3.04)     $ (1.99)
                                       ======      =======
Weighted average number
  of Limited Partnership Units
  outstanding                          33,858      165,901
                                       ======      =======
[FN]
              See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                 ----------------------------------------
                    STATEMENTS OF REVENUE AND EXPENSES
                    ----------------------------------
                 For the three months ended March 31, 1995
                 -----------------------------------------
                                (Unaudited)

                                   Liquidating   Continuing
                                     Limited       Limited
                                    Partners      Partners     Total
                                    ----------   ----------  ---------

Revenue:
  Lease income                       $ 55,754    $ 733,644  $  789,398
  Interest income                      12,630       79,611      92,241
                                    ---------   ----------  ----------
                                       68,384      813,255     881,639
                                    ---------   ----------  ----------

Expenses:
  Amortization of organization
    and equipment acquisition costs    51,676      253,199     304,875
  Management fees-New Era              53,859      531,240     585,099
  General Partner's
    expense reimbursement              10,800       52,915      63,715
  Professional fees                    19,671       97,645     117,316
  Other operating expenses              9,459       56,037      65,496
                                    ---------   ----------  ----------
                                      145,465      991,036   1,136,501
                                    ---------   ----------  ----------

Net loss                             $(77,081)   $(177,781) $ (254,862)
                                    =========   ==========  ==========
Net loss -
  General Partner                    $   (771)   $  (1,778) $  (2,549)
                                    =========   ==========  ==========
Net loss -
  Limited Partners                   $(76,310)   $(176,003) $(252,313)
                                    =========   ==========  ==========

Net loss per Limited
  Partnership Unit                     $(2.25)     $ (1.06)
                                       ======      =======

Weighted average number
  of Limited Partnership Units
  outstanding                          33,858      165,901
                                       ======      =======
[FN]
              See accompanying notes to financial statements.

                      DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                      ----------------------------------------
                      STATEMENT OF CHANGES IN PARTNERS' EQUITY
                      ----------------------------------------
                                   (Unaudited)

                                           Liquidating  Continuing
                                General      Limited      Limited     Total
                               Partner's    Partners'    Partners'  Partners'
                                Equity       Equity       Equity      Equity
                             -----------   ----------  ----------  -----------
Balance, December 31, 1995   $(668,826)*   $2,419,615  $17,783,178  $19,533,967

  Distributions to partners
    (Note 3)                   (14,374)          -      (2,143,118) (2,157,492)
  Net loss                      (4,377)      (102,803)    (330,537)   (437,717)
  Allocation of General
    Partner's Equity           687,577        (71,824)    (615,753)       -
                             ---------     ----------  -----------  ----------

Balance, March 31, 1996      $    -        $2,244,988  $14,693,770 $16,938,758
                             =========     ==========  =========== ===========

* Balance as previously reported was $0 due to allocation of $70,786 and $598,040 to Liquidating and Continuing Limited
Partners' Equity, respectively.

                 See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  ----------------------------------------
                          STATEMENTS OF CASH FLOWS
                          ------------------------
                For the three months ended March 31, 1996
                ---------------------------------------------
                                 (Unaudited)
                                          Liquidating   Continuing
                                           Limited       Limited
                                          Partners      Partners      Total
                                          --------      --------    -------------
Cash flows from operating activities:
  Net loss                                $  (103,841)  $ (333,876) $  (437,717)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Amortization expense                     18,577        91,021     109,598
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                            (14,915)      (91,199)    (106,114)
        Lessee rental deposits                 (9,999)      (48,924)     (58,923)
        Due to Management Company                 102       (27,733)     (27,631)
                                           ----------   ----------- ------------
                                             (110,076)     (410,711)    (520,787)
                                           ----------   ----------- ------------

Cash flows from investing activities:
  Purchases of lease receivables                -          (919,590)    (919,590)
  Principal collections on leases             114,168      1,479,989   1,594,157
  Sale of leases (Note 4)                       -            931,931     931,931
  Repayments of commercial lease paper          3,427         35,213      38,640
  Principal collections on
    installment contract receivable            16,380         80,259      96,639
                                           ----------    ----------- ------------
                                              133,975      1,607,802   1,741,777
                                           ----------    ----------- ------------

Cash flows from financing activities:
  Distributions to limited partners (a)         -         (2,143,118) (2,143,118)
  Distributions to General Partner              -            (14,374)    (14,374)
                                           ----------    ----------- -----------
                                                -         (2,157,492) (2,157,492)
                                           ----------    ----------- ------------

Net increase (decrease) in
  cash and cash equivalents                    23,899       (960,401)   (936,502)

Cash and cash equivalents:
  Beginning of year                         1,219,379      2,056,790   3,276,169
                                           ----------    ----------- -----------
  End of first quarter                     $1,243,278    $ 1,096,389 $ 2,339,667
                                           ==========    =========== ===========

(a)Distributions during the period were $0 per unit for Liquidating Limited Partners and $12.92 per unit for Continuing Limited Partners.

               See accompanying notes to financial statements.


                  DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  ----------------------------------------
                          STATEMENTS OF CASH FLOWS
                          ------------------------
                  For the three months ended March 31, 1995
                  -----------------------------------------
                                 (Unaudited)

                                        Liquidating  Continuing
                                         Limited      Limited
                                        Partners     Partners           Total
                                        -----------  ------------    ------------
Cash flows from operating activities:
  Net loss                              $   (77,081) $   (177,781)   $   (254,862)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
      Amortization expense                   51,676       253,199         304,875
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                          (15,113)      (96,835)       (111,948)
        Lessee rental deposits               (5,694)       13,670           7,976
        Due to Management Company               762        16,315          17,077
                                        -----------  ------------    ------------
                                            (45,450)        8,568         (36,882)
                                        ===========  ============    ============

Cash flows from investing activities:
  Purchases of lease receivables               -       (2,736,926)    (2,736,926)
  Principal collections on leases           318,894     3,011,707       3,330,601
  Sales of leases (Note 4)                   14,439       200,163         214,602
  Diverted and Other Assets, net            281,237     1,377,980       1,659,217
  Datronic Assets                            22,781       111,621         134,402
  Repayments of commercial lease paper        3,595        65,641          69,236
  Principal collections on
    installment contracts receivable         18,710        91,674         110,384
                                        -----------  ------------    ------------
                                            659,656     2,121,860       2,781,516
                                        -----------  ------------    ------------

Cash flows from financing activities:
  Distributions to limited partners (a)    (149,991)   (2,562,413)    (2,712,404)
  Distributions to General Partner           (5,077)      (81,074)       (86,151)
                                        -----------  ------------    ------------
                                           (155,068)   (2,643,487)    (2,798,555)
                                        -----------  ------------    ------------

Net increase (decrease) in cash
  and cash equivalents                      459,138      (513,059)        (53,921)

Cash and cash equivalents:
  Beginning of year                         941,564     4,416,807       5,358,371
                                        -----------  ------------    ------------

  End of first quarter                   $1,400,702   $ 3,903,748     $ 5,304,450
                                         ==========   ===========    ============

(a)Distributions during the period were $4.43 per unit for Liquidating Limited Partners and $15.45 per unit for Continuing Limited Partners.

               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  ----------------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                               March 31, 1996
                               --------------
                                 (Unaudited)

NOTE 1 - ORGANIZATION:
- ----------------------

Datronic Equipment Income Fund XIX, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on December 22, 1989 for the purpose of acquiring and leasing both high-and low-technology equipment. Reference is made to Notes 4, 6, 7 and 8 to the Partnership's financial statements included in the 1995 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement which occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:
- ---------------------------------------

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1995 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See
Note 3 to the Partnership's financial statements included in the 1995 Form 10-K.

Effective January 1, 1996 the Partnership adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS 121 had no effect on the Partnership's financial position or net loss.

NOTE 3 - PARTNERS' EQUITY AND PARTNERSHIP DISTRIBUTIONS:
- --------------------------------------------------------

Distributions to Liquidating Limited Partners were suspended after payment of the October 1, 1995 distribution. Distributions to Continuing Limited Partners were reduced to an annual rate of 9% effective with the February 1, 1996 distribution.

NOTE 4 - LEASE PORTFOLIO SALES:
- -------------------------------

During the three months ended March 31, 1996, the Partnership and Datronic Equipment Income Fund XX, L.P. each entered into separate lease purchase agreements with Linc Anthem Corporation to sell equipment leases at a discount rate of 11.75% which resulted in aggregate net proceeds of approximately $1.5 million. The Partnership's proceeds were approximately $932,000. Of this amount, all was allocable to Continuing Limited Partners and approximately $920,000 has been invested in new leases.

During the three months ended March 31, 1995, the Partnership, Datronic Equipment Income Fund XVIII, L.P., Datronic Equipment Income Fund XX, L.P., and Datronic Finance Income Fund I, L.P. each entered into separate lease purchase agreements with Southern Pacific Thrift & Loan Association to sell equipment leases at discount rates ranging from 10.75% to 11% which resulted in aggregate proceeds of approximately $2.6 million. The Partnership's proceeds were approximately $215,000. Of this amount, approximately $200,000 was allocable to Continuing Limited Partners and has been invested in new leases.

NOTE 5 - SUBSEQUENT EVENT:
- --------------------------

On April 29, 1996, the United States District Court for the Northern District of Illinois entered an order removing any claim that one of the defendants in the class action litigation might have had against the Partnership's Restricted Cash and Diverted and Other Assets. See Notes 4, 5 and 6 to the Partnership's financial statements included in the 1995 Form 10-K for a discussion of this matter. Pursuant to the terms of the order, approximately $725,000 of Recovered Assets (the Partnership's interest therein is approximately $398,000 and is included in Diverted and Other Assets) will be held in escrow for the potential benefit of the defendant pending the outcome of certain other Partnership litigation. If the assets are ultimately transferred to the defendant, the impact on the Partnership's financial position is not expected to be material.


PART I
- ------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
- ----------------------------------------------------------

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1995 through March 31, 1996. The discussion and analysis of results of operations is for the three month period ended March 31, 1996 as compared to the corresponding period in 1995.

Financial Condition, Liquidity and Capital Resources
- ----------------------------------------------------

During the three months ended March 31, 1996, Partnership assets continued to be converted to cash in order to, generally, pay
Partnership operating expenses, acquire new leases for the Continuing Limited Partners and make distributions to the Continuing Limited Partners and General Partner.

Investment in commercial lease paper, net and installment contract receivable, net decreased an aggregate of approximately $135,000 during the three months ended March 31, 1996 due to scheduled principal collections.

Net investment in direct financing leases decreased approximately $1,606,000 during the three months ended March 31, 1996. This decrease is primarily attributable to principal collections of approximately $1,594,000 and sales of leases in the amount of approximately $932,000 (see Note 4 to the financial statements included in Item 1) partially offset by investments in new leases for the Continuing Limited Partners of approximately $920,000.

Accounts payable and accrued expenses decreased approximately
$106,000 during the three months ended March 31, 1996 primarily due to payment of accrued legal fees and sales and use taxes.

Lessee rental deposits decreased approximately $59,000 for the three months ended March 31, 1996 due to the declining lease portfolio.

In the aggregate, partners' equity decreased approximately $2.6 million during the three months ended March 31, 1996 due to a net loss of approximately $438,000 and distributions to Continuing
Limited Partners and the General Partner of approximately
$2,157,000.

During the three months ended March 31, 1996, the Partnership's operating activities resulted in a use of $520,787 of cash. This was due principally to a net loss of $437,717 and decreases in accounts payable, accrued expenses and security deposits of $165,037 reduced by a non-cash expense relating to amortization of $109,598. During the period, cash flows from investing activities aggregated $1,741,777 relating principally to principal collections on leases of $1,594,157, sales of leases of $931,931 net of purchases of lease receivables for the benefit of the Continuing Limited Partners of $919,590. Cash flows used for financing activities of $2,157,492, consisted of distributions to Continuing Limited Partners of $2,143,118 and the general partner of $14,374.

The Partnership's principal sources of liquidity on both a long-term and short-term basis are cash and Restricted Cash and receipts under leases, commercial lease paper and an installment contract receivable. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of Diverted and Other Assets and portions of the Partnership's lease portfolio which may be sold in bulk.
Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations. Distributions to Liquidating Limited Partners were suspended after the October 1, 1995 distribution and distributions to the Continuing Limited Partners were reduced to an annual rate of 9% effective with the February 1, 1996 distribution. Distributions to the Liquidating Limited Partners were suspended and distributions to the Continuing Limited Partners were reduced to ensure that sufficient cash will be available to pursue recoveries under pending litigation with the Partnership's former accountants and to liquidate the Partnership in an orderly manner.

Management expects sources of future liquidity to include proceeds from the sale or disposition of other Partnership assets. In this regard, the Partnership has Diverted and Other Assets (net) of $4,484,680 of which, approximately $398,000 may be used to settle the claims of a defendant of the Class Action Complaint (see Note 5 to the financial statements included in item 1).

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and Other Assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 4, 6 and 9 to the financial statements included in the 1995 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future
distributions to Limited Partners.   However, it is likely that the
amount of future distributions, if any, to the Limited Partners will ultimately be significantly less than the amount of Partner's Equity reflected in the March 31, 1996 Balance Sheets (see financial statements included in Item 1).

The provisions of the Amended Partnership Agreement require the Partnership to enter its liquidating phase on August 31, 1996. Reinvestment activity is prohibited during the liquidating phase and in any period in which full target distributions have hot been paid.

Results of Operations
- ---------------------

Lease income decreased approximately $390,000 for the three month period ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to declining lease portfolios.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis and for acquiring leases for the Continuing Limited Partners. These fees amounted to approximately $435,000 for the three months ended March 31, 1996 as compared to $585,000 for the same period in 1995. See Note 8 to the Partnership's financial statements included in the 1995 Form 10-K.

The General Partner's expense reimbursement represents the amount paid to LRC in excess of LRC's 1% share of cash flow available for distribution. Total amounts paid to LRC are primarily a function of the amount of time LRC spends on the activities of the Partnership and the timing of certain LRC expenses. Total amounts paid to LRC for the three months ended March 31, 1996 were approximately $197,000 ($183,000 representing the General Partner's expense reimbursement and $14,000 representing LRC's 1% cash flow available for distribution) as compared to approximately $150,000 ($64,000 representing the General Partner's expense reimbursement and $86,000 representing LRC's 1% of cash flow available for distribution) for the three months ended March 31, 1995.

Amortization of organization and equipment acquisition costs decreased approximately $195,000 due to the substantial completion of the amortization of these costs.



PART II - OTHER INFORMATION
- ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

Reference is made to Item 3 - Legal Proceedings in the
Partnership's December 31, 1995 Form 10-K, as amended, for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part I, Item 1, Note 5 for a discussion of legal proceedings involving claims against Restricted Cash and Diverted and Other Assets.

ITEM 2.  CHANGES IN SECURITIES
- ------------------------------

None.

ITEM 3.
- -------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
- --------------------------

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)  Exhibits
- -------------

See Exhibit Index.

(b)  Reports on Form 8-K
- ------------------------

None.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of May 1996.





            DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
            Registrant





       By:  DONALD D. TORISKY
            Donald D. Torisky
            Chairman and Chief Executive Officer
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XIX, L.P.




       By:  DOUGLAS E. VAN SCOY
            Douglas E. Van Scoy
            Chief Financial Officer and Director
            New Era Funding Corp.
            Managing Agent of
            Datronic Equipment Income Fund XIX, L.P.

                          EXHIBIT INDEX
                          -------------


EXHIBIT NO.                   DESCRIPTION
- -----------                   -----------
   27                         Financial Data Schedule, which is
                              submitted electronically to the
                              Securities and Exchange Commission
                              for information only and not filed.