Form 10-Q
period 1996-06-30
DATRONIC EQUIPMENT INCOME FUND XIX L P
filed 1996-08-12
CIK 859072

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              Form 10-Q
                    Quarterly Report Under Section 13
                       or 15 (d) of the Securities
                           Exchange Act of 1934
                    -----------------------------------


For the Quarter Ended
   June 30, 1996                   Commission File Number  0-19466
- ----------------------             -------------------------------


                  DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  ----------------------------------------
           (Exact name of Registrant as specified in its charter)


     Delaware                                 36-3684373
- ------------------                   -----------------------------
  State or other                     IRS Employer Identification
  jurisdiction of                    Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312      Schaumburg, Illinois 60173
- ---------------------------------    ------------------------------
Address of principal                      City, State, Zip Code
executive offices

Registrant's telephone number:               (847) 240-6200
                                     -----------------------------




      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  (1)  Yes  x   No
                           ---      ---

                  (2)  Yes  x   No
                           ---      ---

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    ----------------------------------------
                                   FORM 10-Q
                                   ---------

                     FOR THE QUARTER ENDED June 30, 1996
                     -----------------------------------

                        PART I - FINANCIAL INFORMATION

Item 1.
- -------

  Index to Financial Statements

    Balance Sheets

      June 30, 1996 (unaudited)

      December 31, 1995

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 1996

      For the three months ended June 30, 1995

      For the six months ended June 30, 1996

      For the six months ended June 30, 1995

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 1996
        (unaudited)

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 1996

      For the six months ended June 30, 1995

    Notes to Financial Statements (unaudited)

Item 2.
- -------

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations

                         PART II - OTHER INFORMATION

Items 1-6.
- ----------

               DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
               ----------------------------------------

                         BALANCE SHEETS
                         --------------

                    June 30, 1996 - Unaudited
                    -------------------------


                              Liquidating  Continuing
                                Limited      Limited
                               Partners     Partners     Total
                              -----------  ----------  ----------
ASSETS
- ------

Cash and cash equivalents     $1,474,119   $1,514,500  $2,988,619
Investments in commercial
  lease paper, net                16,219      190,713    206,932
Installment contract
  receivable, net                 76,161      373,165     449,326
Net investment in direct
  financing leases                70,064    7,967,334   8,037,398
Diverted and other assets,
  net                            760,153    3,724,527   4,484,680
                              ----------  ----------- -----------
                              $2,396,716  $13,770,239 $16,166,955
                              ==========  =========== ===========


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Accounts payable and
  accrued expenses            $   29,328  $   173,786 $   203,114
Lessee rental deposits           178,083    1,012,278   1,190,361
Due to management company            130          705         835
                              ----------  ----------- -----------
Total liabilities                207,541    1,186,769   1,394,310

Total partners' equity         2,189,175   12,583,470  14,772,645
                              ----------  ----------- -----------

                              $2,396,716  $13,770,239 $16,166,955
                              ==========  =========== ===========





               See accompanying notes to financial statements.

               DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
               ----------------------------------------

                         BALANCE SHEETS
                         --------------

                    December 31, 1996 - Unaudited
                    -----------------------------


                              Liquidating  Continuing
                                Limited      Limited
                               Partners     Partners     Total
                              -----------  ----------  ----------
ASSETS
- ------

Cash and cash equivalents     $1,219,379  $ 2,056,790  $3,276,169
Investments in commercial
  lease paper, net                22,024      261,396     283,420
Installment contract
  receivable, net                109,334      535,706     645,040
Net investment in direct
  financing leases               250,405   10,893,937  11,144,342
Diverted and other assets,
  net                            760,153    3,724,527   4,484,680
Restricted cash                  182,488      894,135   1,076,623
Organization and acquisition
  costs, net of accumulated
  amortization                    25,620      125,528     151,148
                              ----------  ----------- -----------
                              $2,569,403  $18,492,019 $21,061,422
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

               DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
               ----------------------------------------
                 STATEMENTS OF REVENUE AND EXPENSES
                 ----------------------------------
               For the three months ended June 30, 1996
               ----------------------------------------
                             (Unaudited)

                              Liquidating  Continuing
                                Limited      Limited
                               Partners     Partners     Total
                              -----------  ----------  ----------
Revenue:
  Lease income (loss)         $ (12,213)  $  223,061  $  210,848
  Interest income                36,625      206,714     243,339
                              ----------  ----------  ----------
                                 24,412      429,775     454,187
                              ----------  ----------  ----------
Expenses:
  Amortization of
    organization and
    equipment acquisition
    costs                         7,043       34,507      41,550
  Management fees-New Era        46,293      305,367     351,660
  General Partner's
    expense reimbursement         9,394       46,029      55,423
  Professional fees              16,246       86,584     102,830
  Other operating expenses        1,250        6,562       7,812
  Provision for lease losses       -         175,000     175,000
                              ----------  ----------  ----------
                                 80,226      654,049     734,275
                              ----------  ----------  ----------

Net loss                      $ (55,814)  $ (224,274) $ (280,088)
                              ==========  ==========  ==========

Net loss -
  General Partner             $    (558)  $   (2,243) $   (2,801)
                              ==========  ==========  ==========

Net loss -
  Limited Partners            $ (55,256)  $ (222,031) $ (277,287)
                              ==========  ==========  ==========

Net loss per Limited
  Partnership Unit               $(1.63)     $ (1.34)
                                 ======      =======

Weighted average number
  of Limited Partnership Units
  outstanding                    33,858      165,901
                                 ======      =======
              See accompanying notes to financial statements.

               DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
               ----------------------------------------
                 STATEMENTS OF REVENUE AND EXPENSES
                 ----------------------------------
               For the three months ended June 30, 1995
               ----------------------------------------
                             (Unaudited)

                              Liquidating  Continuing
                                Limited      Limited
                               Partners     Partners     Total
                              -----------  ----------  ----------
Revenue:
  Lease income                $  41,806   $  659,150   $  700,956
  Interest income                19,748      112,363      132,111
                              ---------   ----------   ----------
                                 61,554      771,513      833,067
                              ---------   ----------   ----------
Expenses:
  Amortization of
    organization
    and equipment
    acquisition costs            51,677      253,199      304,876
  Management fees-New Era        44,148      492,356      536,504
  General Partner's
    expense reimbursement        23,141      113,383      136,524
  Professional fees              32,693      164,932      197,625
  Other operating expenses       13,530       75,161       88,691
                              ---------   ----------   ----------

                                165,189    1,099,031    1,264,220
                              ---------   ----------   ----------

Net loss                      $(103,635)  $ (327,518)  $ (431,153)
                              =========   ==========   ==========
Net loss -
  General Partner             $  (1,036)  $   (3,275)  $   (4,311)
                              =========   ==========   ==========
Net loss -
  Limited Partners            $(102,599)  $ (324,243)  $ (426,842)
                              =========   ==========   ==========

Net loss per Limited
  Partnership Unit               $(3.03)     $ (1.95)
                                 ======      =======

Weighted average number
  of Limited Partnership
  Units outstanding              33,858      165,901
                                 ======      =======

              See accompanying notes to financial statements.

               DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
               ----------------------------------------
                 STATEMENTS OF REVENUE AND EXPENSES
                 ----------------------------------
               For the six months ended June 30, 1996
               ----------------------------------------
                             (Unaudited)

                              Liquidating  Continuing
                                Limited      Limited
                               Partners     Partners     Total
                              -----------  ----------  ----------
Revenue:
  Lease income (loss)         $  (1,362)  $  611,177  $  609,815
  Interest income                45,521      262,292     307,813
                              ---------   ----------   ----------
                                 44,159      873,469     917,628
                              ---------   ----------   ----------
Expenses:
  Amortization of
    organization and
    equipment acquisition
    costs                        25,620      125,528     151,148
  Management fees-New Era        93,658      692,849     786,507
  General Partner's
    expense reimbursement        40,367      197,788     238,155
  Professional fees              38,747      199,849     238,596
  Other operating expenses        5,421       40,604      46,025
  Provision for lease losses       -         175,000     175,000
                              ---------   ----------   ----------
                                203,813    1,431,618   1,635,431
                              ---------   ----------   ----------

Net loss                      $(159,654)  $ (558,149) $ (717,803)
                              =========   ==========   ==========

Net loss -
  General Partner             $  (1,597)  $   (5,581) $   (7,178)
                              =========   ==========   ==========

Net loss -
  Limited Partners            $(158,057)  $ (552,568) $ (710,625)
                              =========   ==========   ==========

Net loss per Limited
  Partnership Unit               $(4.67)     $ (3.33)
                                 ======      =======

Weighted average number
  of Limited Partnership
  Units outstanding              33,858      165,901
                                 ======      =======

              See accompanying notes to financial statements.

               DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
               ----------------------------------------
                 STATEMENTS OF REVENUE AND EXPENSES
                 ----------------------------------
               For the six months ended June 30, 1995
               ----------------------------------------
                             (Unaudited)

                              Liquidating  Continuing
                                Limited      Limited
                               Partners     Partners     Total
                              -----------  ----------  ----------
Revenue:
  Lease income                $ 97,560   $1,392,794   $1,490,354
  Interest income               32,378      191,974      224,352
                              --------   ----------   ----------
                               129,938    1,584,768    1,714,706
                              --------   ----------   ----------
Expenses:
  Amortization of
    organization and
    equipment acquisition
    costs                      103,353      506,398      609,751
  Management fees-New Era       98,007    1,023,596    1,121,603
  General Partner's
    expense reimbursement       33,941      166,298      200,239
  Professional fees             52,364      262,577      314,941
  Other operating expenses      22,989      131,198      154,187
                              --------   ----------   ----------
                               310,654    2,090,067    2,400,721
                              --------   ----------   ----------

Net loss                     $(180,716)  $ (505,299)  $ (686,015)
                             =========   ==========   ==========

Net loss -
  General Partner            $  (1,807)  $   (5,053)  $   (6,860)
                             =========   ==========   ==========

Net loss -
  Limited Partners           $(178,909)  $ (500,246)  $ (679,155)
                             =========   ==========   ==========

Net loss per Limited
  Partnership Unit              $(5.28)     $ (3.02)
                                ======      =======

Weighted average number
  of Limited Partnership
  Units outstanding             33,858      165,901
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

                         DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                         ----------------------------------------

                         STATEMENT OF CHANGES IN PARTNERS' EQUITY
                         ----------------------------------------
                                        (Unaudited)

                                                            Liquidating         Continuing
                                             General        Limited             Limited        Total
                                             Partner's      Partners'           Partners'      Partners'
                                             Equity         Equity              Equity         Equity
                                             ---------      -----------         -----------    -----------
Balance, December 31, 1995                   $(668,826)*    $2,419,615          $17,783,178    $19,533,967

  Distributions to partners
    (Note 3)                                   (24,064)            -             (4,019,455)    (4,043,519)
  Net loss                                      (7,178)       (158,057)            (552,568)      (717,803)
  Allocation of General
    Partner's equity                           700,068         (72,383)            (627,685)          -
                                             ---------      ----------          -----------    -----------
Balance, June 30, 1996                       $     -        $2,189,175          $12,583,470    $14,772,645
                                             =========      ==========          ===========    ===========


*    Balance as previously reported was $0 due to allocation of $70,786 and $598,040 to
     Liquidating and Continuing Limited Partners' Equity, respectively.

See accompanying notes to financial statements.


                         DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                         ----------------------------------------
                         STATEMENTS OF CASH FLOWS
                         ------------------------
                         For the six months ended June 30, 1996
                         --------------------------------------
                                   (Unaudited)

                                             Liquidating    Continuing
                                             Limited        Limited
                                             Partners       Partners       Total
                                             ------------   -----------    ----------
Cash flows from operating activities:
  Net loss                                   $  (159,654)   $ (558,149)    $  (717,803)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Amortization expense                        25,620       125,528         151,148
      Provision for lease losses                    -          175,000         175,000
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                               (17,380)     (108,071)       (125,451)
        Lessee rental deposits                     4,281        15,784          20,065
        Due to management company                     66       (27,825)        (27,759)
                                             -----------    ----------     -----------
                                                (147,067)     (377,733)       (524,800)
                                             -----------    ----------     -----------

Cash flows from investing activities:
  Purchases of lease receivables                    -         (919,590)       (919,590)
  Principal collections on leases                180,341     2,739,262       2,919,603
  Sale of leases (Note 4)                           -          931,931         931,931
  Repayments of commercial lease paper             5,805        70,683          76,488
  Release of restricted cash                     182,488       894,135       1,076,623
  Principal collections on
    installment contract receivable               33,173       162,541         195,714
                                             -----------    ----------     -----------
                                                 401,807     3,878,962       4,280,769
                                             -----------    ----------     -----------

Cash flows from financing activities:
  Distributions to Limited Partners (a)             -       (4,019,455)     (4,019,455)
  Distributions to General Partner                  -          (24,064)        (24,064)
                                             -----------    ----------     -----------

                                                    -       (4,043,519)     (4,043,519)
                                             -----------    ----------     -----------

Net increase (decrease) in
  cash and cash equivalents                      254,740      (542,290)       (287,550)
                                             -----------    ----------     -----------

Cash and cash equivalents:
  Beginning of year                            1,219,379     2,056,790       3,276,169
                                             -----------    ----------     -----------

  End of second quarter                       $1,474,119   $ 1,514,500     $ 2,988,619
                                             ===========   ===========     ===========

(a) Distributions during the period were $0 per unit for Liquidating Limited Partners and $24.23 per unit for Continuing Limited Partners.

See accompanying notes to financial statements.


                         DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                         ----------------------------------------
                         STATEMENTS OF CASH FLOWS
                         ------------------------
                         For the six months ended June 30, 1995
                         --------------------------------------
                                   (Unaudited)

                                             Liquidating    Continuing
                                             Limited        Limited
                                             Partners       Partners       Total
                                             ------------   -----------    ----------
Cash flows from operating activities:
  Net loss                                   $   (180,716)  $  (505,299)   $  (686,015)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Amortization expense                        103,353       506,398        609,751
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                                (16,846)     (133,222)      (150,068)
        Lessee rental deposits                    (20,956)      (35,483)       (56,439)
        Due to management company                     (16)      (16,024)       (16,040)
                                              -----------    ----------    -----------
                                                 (115,181)     (183,630)      (298,811)
                                              -----------    ----------    -----------

Cash flows from investing activities:
  Purchases of lease receivables                       -     (4,358,603)    (4,358,603)
  Principal collections on leases                 612,485     5,940,706      6,553,191
  Sale of leases (Note 4)                          21,770     1,294,988      1,316,758
  Distribution of diverted and other assets       281,237     1,377,980      1,659,217
  Distribution of Datronic assets                  22,781       111,621        134,402
  Repayments of commercial lease paper             11,605       124,470        136,075
  Principal collections on
    installment contracts receivable               30,029       147,132        177,161
                                              -----------    ----------    -----------
                                                  979,907     4,638,294      5,618,201
                                              -----------    ----------    -----------

Cash flows from financing activities:
  Distributions to Limited Partners (a)          (399,862)   (5,169,790)    (5,569,652)
  Distributions to General Partner                 (9,681)     (108,721)      (118,402)
                                              -----------    ----------    -----------
                                                 (409,543)   (5,278,511)    (5,688,054)
                                              -----------    ----------    -----------

Net increase (decrease) in cash and
  cash equivalents                                455,183      (823,847)      (368,664)
                                              -----------    ----------    -----------

Cash and cash equivalents:
  Beginning of year                               941,564     4,416,807      5,358,371
                                              -----------    ----------    -----------

  End of second quarter                        $1,396,747    $3,592,960     $4,989,707
                                               ==========    ==========     ==========

(a)Distributions during the period were $11.81 per unit for Liquidating Limited Partners and $31.16 per unit for Continuing Limited Partners.

See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    ----------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                              June 30, 1996
                              -------------
                               (Unaudited)

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

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:
- -------------------------------------------

Distributions to Liquidating Limited Partners were suspended after payment of the October 1, 1995 distribution. Distributions to Continuing Limited Partners were reduced to an annual rate of 9% effective with the February 1, 1996 distribution. The Partnership will enter its Liquidation Phase in August 1996. Accordingly, Continuing Limited Partners received their last reduced Target Distribution on July 1, 1996 and will receive their first Liquidating Distribution on October 1, 1996.

NOTE 4 - LEASE PORTFOLIO SALES:
- -------------------------------

During the six months ended June 30, 1996, the Partnership and Datronic Equipment Income Fund XX, L.P. each entered into separate lease purchase agreements with Linc Anthem Corporation to sell equipment leases at a discount rate of 11.75% which resulted in aggregate net proceeds of approximately $1.5 million. The Partnership's proceeds were approximately $932,000. Of this amount, all was allocable to Continuing Limited Partners and approximately $920,000 has been invested in new leases.

During the six months ended June 30, 1995, the Partnership, Datronic Equipment Income Fund XVIII, L.P., Datronic Equipment Income Fund XX, L.P., and Datronic Finance Income Fund I, L.P. each entered into separate lease purchase agreements with Southern Pacific Thrift & Loan Association to sell equipment leases at discount rates ranging from 10.75% to 11.75% which resulted in aggregate proceeds of approximately $4.8 million. The Partnership's proceeds were approximately $1.3 million. Of this amount, approximately all were allocable to Continuing Limited Partners and invested in new leases.

PART I
- ------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------------------------------

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1995 through June 30, 1996. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1996 as compared to the corresponding periods in 1995.

Financial Condition, Liquidity and Capital Resources
- ----------------------------------------------------

During the six months ended June 30, 1996, Partnership assets continued to be converted to cash in order to, generally, pay Partnership operating expenses, acquire new leases for the Continuing Limited Partners and make distributions to the Continuing Limited Partners and General Partner.

Investment in commercial lease paper, net and installment contract receivable, net decreased an aggregate of approximately $272,000 during the six months ended June 30, 1996 due to scheduled principal collections.

Net investment in direct financing leases decreased approximately $3,107,000 during the six months ended June 30, 1996. This decrease is primarily attributable to principal collections of approximately $2,920,000 and sales of leases in the amount of approximately $932,000 (see Note 4 to the financial statements included in Item 1) partially offset by investments in new leases for the Continuing Limited Partners of approximately $920,000.

Restricted cash of approximately $1,077,000 has been reclassed to cash and cash equivalents due to the removal of claims on such cash (see Part II, Item 1 - Legal Proceedings). This cash was repaid to the Partnership with interest in June 1996.

Accounts payable and accrued expenses decreased approximately
$125,000 during the six months ended June 30, 1996 primarily due to payment of legal fees and sales and use taxes.

Lessee rental deposits increased approximately $20,000 during the six months ended June 30, 1996 primarily due to the recording of an accrual for the return of lease overpayments to lessees, partially offset by the return of deposits related to the declining lease portfolio.

In the aggregate, partners' equity decreased approximately $4.8 million during the six months ended June 30, 1996 due to a net loss of approximately $718,000 and distributions to Continuing Limited Partners and the General Partner of approximately $4,044,000.

During the six months ended June 30, 1996, the Partnership's operating activities resulted in a use of approximately $525,000 of cash. This was due principally to a net loss of approximately $718,000 and a net decrease in accounts payable, accrued expenses and security deposits of approximately $125,000 reduced by non-cash expenses relating to amortization of approximately $151,000 and a lease loss provision of $175,000. During the period, cash flows from investing activities aggregated approximately $4,281,000 relating principally to principal collections on leases of approximately $2,920,000, sales of leases of approximately $932,000 net of purchases of lease receivables for the benefit of the Continuing Limited Partners of approximately $920,000 and the availability of cash which was previously restricted of approximately $1,077,000. Cash flows used for financing activities of approximately $4,044,000, consisted of distributions to Continuing Limited Partners approximately of $4,020,000 and the general partner of approximately $24,000.

The Partnership's principal sources of liquidity on both a long-term and short-term basis are cash on hand and receipts under leases, commercial lease paper and an installment contract receivable. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of diverted and other assets and, possibly, portions of the Partnership's lease portfolio which may be sold in bulk.
Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations. Distributions to Liquidating Limited Partners were suspended after the October 1, 1995 distribution and Target Distributions to the Continuing Limited Partners were reduced to an annual rate of 9% effective with the February 1, 1996 distribution. The Partnership will enter its Liquidating Phase in August 1996. Accordingly, Continuing Limited partners received their last reduced Target Distribution on July 1, 1996 and will receive their first Liquidating Distribution on October 1, 1996. Distributions to the Liquidating Limited Partners were suspended and Target Distributions to the Continuing Limited Partners were reduced to ensure that sufficient cash will be available to pursue recoveries under pending litigation with the Partnership's former accountants and others and to liquidate the Partnership in an orderly manner.

Lease reinvestment activity is prohibited during the liquidating phase and in any period in which full Target Distributions have not been paid.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 4, 6 and 9 to the financial statements included in the 1995 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future
distributions to Limited Partners.   However, it is likely that the
amount of future distributions, if any, to the Limited Partners will ultimately be significantly less than the amount of Partner's Equity reflected in the June 30, 1996 Balance Sheets (see financial statements included in Item 1).

Results of Operations
- ---------------------

Lease income decreased approximately $490,000 and $881,000 for the three and six month periods ended June 30, 1996 as compared to the corresponding periods in 1995. These decreases are primarily due to the declining lease portfolios and a $125,000 provision in the second quarter of 1996 to provide for the return of lessee overpayments previously recorded as lease income.

Interest income increased approximately $110,000 and $82,000 for the three and six month periods ended June 30, 1996 as compared to the corresponding periods in 1995. These increases are due to the recognition in the second quarter of 1996 of approximately $175,000 of interest previously earned on restricted cash balances partially offset by reduced interest income related to the decline in investments in commercial lease paper and installment contract receivable.

Amortization of organization and equipment acquisition costs decreased approximately $263,000 and $459,000 for the three and six month periods ended June 30, 1996 as compared to the corresponding periods in 1995 due to the completion of the amortization of these costs in 1996.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis and for acquiring leases for the Continuing Limited Partners. These fees amounted to approximately $352,000 and $787,000 for the three and six months ended June 30, 1996 as compared to $537,000 and $1,122,000 for the same periods in 1995. The decreases are attributable to declining Partnership activity and the cessation of lease acquisitions in January 1996. See Note 8 to the Partnership's financial statements included in the 1995 Form 10-K.

The General Partner's expense reimbursement represents the amount paid to LRC in excess of LRC's 1% share of cash flow available for distribution. Total amounts paid to LRC are primarily a function of the amount of time LRC spends on the activities of the Partnership and the timing of certain LRC expenses. Total amounts paid to LRC for the three and six months ended June 30, 1996 were approximately $65,000 and $262,000 ($55,000 and $238,000, respectively, representing the General Partner's expense reimbursement and $10,000 and $24,000, respectively, representing LRC's 1% of cash flow available for distribution) as compared to approximately $168,000 and $319,000 ($137,000 and $200,000, respectively, representing the General Partner's expense reimbursement and $32,000 and $118,000, respectively, representing LRC's 1% cash flow available for distribution) for the corresponding periods ended June 30, 1996.

Professional fees decreased approximately $95,000 and $76,000 for the three and six month periods ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to decreased legal fees relating to collections and Partnership claims against former accountants and others.

Other operating expenses decreased approximately $81,000 and $108,000 for the three and six month periods ended June 30, 1996 as compared to the corresponding periods in 1995 as a result of reduced losses on sales of equipment residuals.

Provisions for lease losses are the result of management's ongoing assessment of potential losses inherent in the lease portfolios.

PART II - OTHER INFORMATION
- ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

Reference is made to Item 3 - Legal Proceedings in the
Partnership's December 31, 1995 Form 10-K, as amended, for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part II, Item 1 - Legal Proceedings in the
Partnership's March 31, 1996 Form 10-Q for a discussion of legal proceedings involving claims against restricted cash and diverted and other assets.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)  Exhibits
- -------------

See Exhibit Index.

(b)  Reports on Form 8-K
- ------------------------


None.

                               SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of August 1996.





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


EXHIBIT NO.                   DESCRIPTION

   27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.