Form 10-Q
period 1996-09-30
DATRONIC EQUIPMENT INCOME FUND XIX L P
filed 1996-11-13
CIK 859072

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934
                      -------------------------------------



             For the Quarter Ended
             September 30, 1996     Commission File Number  0-19466
             ---------------------  -------------------------------




                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                           36-3684373
     -------------------                            ---------------------------
       State or other                               IRS Employer Identification
      jurisdiction of                               Number
      incorporation or
       organization

  1300 E. Woodfield Road, Suite 312                 Schaumburg, Illinois 60173
  ----------------------------------                --------------------------
  Address of principal                                 City, State, Zip Code
  executive offices

  Registrant's telephone number:                    (847) 240-6200
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

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                         PART I - FINANCIAL INFORMATION

  Item 1.


    Index to Financial Statements

       Balance Sheets

         September 30, 1996 (unaudited)

         December 31, 1995

       Statements of Revenue and Expenses (unaudited)

         For the three months ended September 30, 1996

         For the three months ended September 30, 1995

         For the nine months ended September 30, 1996

         For the nine months ended September 30, 1995

       Statements of Changes in Partners' Equity

         For the nine months ended September 30, 1996
           (unaudited)

       Statements of Cash Flows (unaudited)

         For the nine months ended September 30, 1996

         For the nine months ended September 30, 1995

       Notes to Financial Statements (unaudited)

  Item 2.

    Management's Discussion and Analysis of
       Financial Condition and Results of Operations

                          PART II - OTHER INFORMATION


Items 1-6.

  PART I -  FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS


                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                                 BALANCE SHEETS

                         September 30, 1996 - Unaudited



                                             Liquidating    Continuing
                                              Limited        Limited
                                              Partners       Partners         Total
                                             -----------    ----------        -----


  ASSETS
  Cash and cash equivalents                 $1,425,621      $1,726,216     $3,151,837
  Investments in commercial lease
       paper, net                               12,018          89,529        101,547
  Installment contract receivable,
       net                                      58,944         288,809        347,753
  Net investment in direct
       financing leases                         28,374       6,548,123      6,576,497
  Diverted and other assets, net               760,153       3,724,527      4,484,680
                                            ----------     -----------    -----------
                                            $2,285,110     $12,377,204    $14,662,314
                                            ==========     ===========    ===========

  LIABILITIES AND PARTNERS' EQUITY

  Accounts payable and
       accrued expenses                     $   29,146     $   172,749    $   201,895
  Lessee rental deposits                       135,981         781,438        917,419
  Due to management company                        361           1,969          2,330
                                            ----------     -----------    -----------
  Total liabilities                            165,488         956,156      1,121,644


  Total partners' equity                     2,119,622      11,421,048     13,540,670
                                            ----------     -----------    -----------
                                            $2,285,110     $12,377,204    $14,662,314
                                            ==========     ===========    ===========






                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                                 BALANCE SHEETS

                               December 31, 1995



                                         Liquidating   Continuing
                                          Limited        Limited
                                          Partners       Partners           Total
                                         -----------    ----------          -----


  ASSETS
  Cash and cash equivalents             $1,219,379      $ 2,056,790        $3,276,169
  Investments in commercial lease
       paper, net                           22,024          261,396           283,420
  Installment contract receivable,
       net                                 109,334          535,706           645,040
  Net investment in direct
       financing leases                    250,405       10,893,937        11,144,342
  Diverted and other assets, net           760,153        3,724,527         4,484,680
  Restricted cash                          182,488          894,135         1,076,623
  Organization and acquisition
       costs, net of accumulated
       amortization                         25,620          125,528           151,148
                                        ----------      -----------       -----------
                                        $2,569,403      $18,492,019       $21,061,422
                                        ==========      ===========       ===========

  LIABILITIES AND PARTNERS' EQUITY

  Accounts payable and
       accrued expenses                  $  46,708      $   281,857       $   328,565
  Lessee rental deposits                   173,802          996,494         1,170,296
  Due to management company                     64           28,530            28,594
                                        ----------      -----------       -----------
  Total liabilities                        220,574        1,306,881         1,527,455

  Total partners' equity                 2,348,829       17,185,138        19,533,967
                                        ----------      -----------       -----------
                                        $2,569,403      $18,492,019       $21,061,422
                                        ==========      ===========       ===========

                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                 For the three months ended September 30, 1996
                                  (Unaudited)



                                        Liquidating  Continuing
                                          Limited      Limited
                                          Partners     Partners   Total
                                         -----------  ----------  -----

  Revenue:
       Lease income                      $   4,735   $  272,260  $  276,995
       Interest income                       7,890       71,393      79,283
                                         ---------   ----------  ----------
                                            12,625      343,653     356,278
                                         ---------   ----------  ----------
  Expenses:
       Management fees-New Era              47,278      294,847     342,125
       General Partner's
         expense reimbursement              10,064       49,308      59,372
       Professional fees                    18,750      106,495     125,245
       Other operating expenses              4,391       23,175      27,566
       Provision for lease losses             -         250,000     250,000
       Provision for loss on commercial
         lease paper                         1,695       23,305      25,000
                                         ---------   ----------  ----------
                                            82,178      747,130     829,308
                                         ---------   ----------  ----------

  Net loss                               $ (69,553)  $ (403,477) $ (473,030)
                                         =========   ==========  ==========
  Net loss -
       General Partner                   $    (696)  $   (4,035) $   (4,731)
                                         =========   ==========  ==========
  Net loss -
       Limited Partners                  $ (68,857)  $ (399,442) $ (468,299)
                                         =========   ==========  ==========
  Net loss per Limited
       Partnership Unit                     $(2.03)     $ (2.41)
                                            ======      =======
  Weighted average number
       of Limited Partnership Units
       outstanding                          33,858      165,901
                                            ======      =======




                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1995
                                  (Unaudited)



                                            Liquidating  Continuing
                                              Limited     Limited
                                             Partners     Partners     Total
                                             -----------  ---------- ---------


Revenue:
 Lease income                                $ 28,105    $525,176   $  553,281
 Settlement proceeds (Note 5)                  72,118     353,356      425,474
 Interest income                               16,076     109,767      125,843
                                             --------    --------   ----------
                                              116,299     988,299    1,104,598
                                             --------    --------   ----------

Expenses:
 Amortization of organization
  and equipment acquisition costs              51,677     253,200      304,877
 Management fees-New Era                       45,175     366,441      411,616
 General Partner's
  expense reimbursement                         6,971      34,160       41,131
 Professional fees (Note 5)                    38,682     191,461      230,143
 Other operating expenses                       9,020      51,562       60,582
 Provision for lease losses                         -     150,000      150,000
                                             --------    --------   ----------
                                              151,525   1,046,824    1,198,349
                                             --------    --------   ----------

Net loss                                     $(35,226)   $(58,525)  $  (93,751)
                                             ========    ========   ==========
Net loss -
 General Partner                             $   (352)      $(585)  $     (937)
                                             ========    ========   ==========
Net loss -
  Limited Partners                           $(34,874)   $(57,940)  $  (92,814)
                                             ========    ========   ==========
Net loss per Limited
 Partnership Unit                            $  (1.03)     $(0.35)
                                             ========      ======
Weighted average number
 of Limited Partnership Units
 outstanding                                   33,858     165,901
                                               ======     =======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                  For the nine months ended September 30, 1996
                                  (Unaudited)



                                            Liquidating  Continuing
                                             Limited      Limited
                                             Partners     Partners         Total
                                            ------------  ----------       -----
     Revenue:
          Lease income                      $   3,373   $  883,437     $   886,810
          Interest income                      53,411      333,685         387,096
                                            ---------   ----------     -----------
                                               56,784    1,217,122       1,273,906
                                            =========   ==========     ===========
     Expenses:
          Amortization of organization
            and equipment acquisition costs    25,620      125,528         151,148
          Management fees-New Era             140,936      987,696       1,128,632
          General Partner's
            expense reimbursement              50,431      247,096         297,527

          Professional fees                    57,497      306,344         363,841
          Other operating expenses              9,812       63,779          73,591
          Provision for lease losses             -         425,000         425,000
          Provision for loss on commercial
            lease paper                         1,695       23,305          25,000
                                            ---------   ----------     -----------
                                              285,991    2,178,748       2,464,739
                                            ---------   ----------     -----------

     Net loss                               $(229,207)  $ (961,626)    $(1,190,833)
                                            =========   ==========     ===========
     Net loss -
          General Partner                   $  (2,292)  $   (9,616)    $   (11,908)
                                            =========   ==========     ===========
     Net loss -
          Limited Partners                  $(226,915)  $ (952,010)    $(1,178,925)
                                            =========   ==========     ===========
     Net loss per Limited
          Partnership Unit                     $(6.70)     $ (5.74)
                                               ======      =======
     Weighted average number
          of Limited Partnership Units
          outstanding                          33,858      165,901
                                               ======      =======







                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1995
                                  (Unaudited)



                                      Liquidating  Continuing
                                        Limited     Limited
                                        Partners    Partners     Total
                                      ----------  ----------  ----------

Revenue:
 Lease income                       $ 125,665     $1,917,970     $2,043,635
 Settlement proceeds (Note 5)          72,118        353,356        425,474
 Interest income                       48,454        301,741        350,195
                                    ---------     ----------    -----------
                                      246,237      2,573,067      2,819,304
                                    ---------     ----------    -----------


Expenses:
 Amortization of organization
  and equipment acquisition costs     155,030        759,598        914,628
 Management fees-New Era              143,182      1,390,037      1,533,219
 General Partner's
  expense reimbursement                40,912        200,458        241,370
 Professional fees (Note 5)            91,046        454,038        545,084
 Other operating expenses              32,009        182,760        214,769
 Provision for lease losses                 -        150,000        150,000
                                    ---------     ----------    -----------
                                      462,179      3,136,891      3,599,070
                                    ---------     ----------    -----------

Net loss                            $(215,942)    $ (563,824)    $ (779,766)
                                    =========     ==========     ==========
Net loss -
 General Partner                    $  (2,159)    $   (5,638)    $   (7,797)
                                    =========     ==========     ==========
Net loss -
 Limited Partners                   $(213,783)    $ (558,186)    $ (771,969)
                                    =========     ==========     ==========
Net loss per Limited
 Partnership Unit                   $   (6.31)    $    (3.36)
                                    =========     ==========
Weighted average number
 of Limited Partnership Units
 outstanding                           33,858        165,901
                                       ======        =======




                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)



                                          Liquidating  Continuing
                               General      Limited      Limited       Total
                              Partner's    Partners'    Partners'    Partners'
                               Equity       Equity       Equity       Equity
                             -----------  -----------  -----------  -----------
Balance, December 31, 1995   $(668,826)*   $2,419,615  $17,783,178  $19,533,967

 Distributions to partners
  (Note 3)                     (36,480)             -   (4,765,984)  (4,802,464)
 Net loss                      (11,908)      (226,915)    (952,010)  (1,190,833)
 Allocation of General
  Partner's equity             717,214        (73,078)    (644,136)           -
                             ---------     ----------  -----------  -----------

Balance, September 30, 1996  $       -     $2,119,622  $11,421,048  $13,540,670
                             =========     ==========  ===========  ===========




 * Balance as previously reported was $0 due to allocation of $70,786 and $598,040 to Liquidating and Continuing Limited Partners' Equity, respectively.









                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                            STATEMENTS OF CASH FLOWS

                  For the nine months ended September 30, 1996
                                  (Unaudited)


                                         Liquidating  Continuing
                                           Limited      Limited
                                          Partners     Partners       Total
                                         -----------  -----------  ------------
 Cash flows from operating activities:
  Net loss                                $ (229,207)  $ (961,626)   $(1,190,833)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Amortization expense                      25,620      125,528        151,148
    Provision for lease losses                     -      425,000        425,000
    Provision for losses on commercial
     lease paper                               1,695       23,305         25,000
    Changes in assets and liabilities:
     Accounts payable and accrued
      expenses                               (17,562)    (109,108)      (126,670)
     Lessee rental deposits                  (37,821)    (215,056)      (252,877)
     Due to management company                   297      (26,561)       (26,264)
                                          ----------  -----------    -----------
                                            (256,978)    (738,518)      (995,496)
                                          ----------  -----------    -----------

 Cash flows from investing activities:
  Purchases of lease receivables                   -     (919,590)      (919,590)
  Principal collections on leases            222,031    3,908,473      4,130,504
  Sale of leases (Note 4)                          -      931,931        931,931
  Repayments of commercial lease paper         8,311      148,562        156,873
  Release of restricted cash                 182,488      894,135      1,076,623
  Principal collections on
   installment contract receivable            50,390      246,897        297,287
                                          ----------  -----------     -----------
                                             463,220    5,210,408      5,673,628
                                          ----------  -----------     -----------

 Cash flows from financing activities:
  Distributions to Limited Partners (a)            -   (4,765,984)    (4,765,984)
  Distributions to General Partner                 -      (36,480)       (36,480)
                                          ----------  -----------    -----------

                                                   -   (4,802,464)    (4,802,464)
                                          ----------  -----------    -----------

 Net increase (decrease) in
  cash and cash equivalents                  206,242     (330,574)      (124,332)

 Cash and cash equivalents:
  Beginning of year                        1,219,379    2,056,790      3,276,169
                                          ----------  -----------    -----------
  End of third quarter                    $1,425,621  $ 1,726,216    $ 3,151,837
                                          ==========  ===========    ===========


 (a) Distributions during the period were $0 per unit for Liquidating Limited Partners and $28.72 per unit for Continuing Limited Partners (see Note 3).

                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1995
                                  (Unaudited)


                                            Liquidating       Continuing
                                              Limited           Limited
                                             Partners          Partners           Total
                                            -----------        ---------          -----
Cash flows from operating activities:
 Net loss                                    $ (215,942)      $  (563,824)     $  (779,766)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
   Amortization expense                         155,030           759,598          914,628
   Provision for lease losses                         -           150,000          150,000
   Changes in assets and liabilities:
    Accounts payable and accrued
      expenses                                  (19,420)         (126,646)        (146,066)
    Lessee rental deposits                      (30,358)          (87,462)        (117,820)
    Due to Management Company                        45             6,325            6,370
                                             ----------       -----------      -----------
                                               (110,645)          137,991           27,346
                                             ----------       -----------      -----------

Cash flows from investing activities:
 Purchases of lease receivables                       -        (6,720,665)      (6,720,665)
 Principal collections on leases                799,923         7,582,681        8,382,604
 Sale of leases (Note 4)                         36,512         7,547,133        7,583,645
 Distribution of Diverted and other assets      281,237         1,377,980        1,659,217
 Distribution of Datronic Assets                 22,781           111,621          134,402
 Repayments of commercial lease paper            18,628           186,108          204,736
 Principal collections on
  installment contract receivable                45,613           223,492          269,105
                                             ----------       -----------      -----------
                                              1,204,694        10,308,350       11,513,044
                                             ----------       -----------      -----------

Cash flows from financing activities:
 Distributions to limited partners (a)         (649,735)       (7,779,675)      (8,429,410)
 Distributions to General Partner (LRC)         (12,105)         (149,680)        (161,785)
                                             ----------       -----------      -----------
                                               (661,840)       (7,929,355)      (8,591,195)
                                             ----------       -----------      -----------

Net increase in cash and
 cash equivalents                               432,209         2,516,986        2,949,195

Cash and cash equivalents:
 Beginning of year                              941,564         4,416,807        5,358,371
                                             ----------       -----------      -----------

 End of third quarter                        $1,373,773       $ 6,933,793      $ 8,307,566
                                             ==========       ===========      ===========


   (a) Distributions during the period were $19.19 per unit for Liquidating Limited Partners and $46.89 per unit for Continuing Limited Partners.


                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996
                                  (Unaudited)

NOTE 1 - ORGANIZATION:

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

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

Distributions to Liquidating Limited Partners were suspended after payment of the October 1, 1995 distribution. Distributions to Continuing Limited Partners were reduced to an annual rate of 9% effective with the February 1, 1996 distribution. The Partnership entered its Liquidation Phase in August 1996. Accordingly, Continuing Limited Partners received their last reduced Target Distribution on July 1, 1996 and received their first Liquidating Distribution on October 1, 1996.


NOTE 4 - LEASE PORTFOLIO SALES:

During the nine months ended September 30, 1996, the Partnership and Fund XX each entered into separate lease purchase agreements with Linc Anthem Corporation to sell equipment leases at a discount rate of 11.75% which resulted in aggregate net proceeds of approximately $1.5 million. The Partnership's proceeds were

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                         NOTES TO FINANCIAL STATEMENTS


approximately $932,000. Of this amount, all was allocable to Continuing Limited Partners and approximately $920,000 has been invested in new leases.

During the nine months ended September 30, 1995, the Partnership, Fund XVIII, Fund XX, and Finance Income Fund I each entered into separate lease purchase agreements with Southern Pacific Thrift & Loan Association to sell equipment leases at discount rates ranging from 10.75% to 12.25% which resulted in aggregate proceeds of approximately $16.7 million. The Partnership's proceeds were approximately $7.6 million. Of this amount, approximately all were allocable to Continuing Limited Partners and invested in new leases.

NOTE 5 - SETTLEMENT WITH FORMER ATTORNEYS:

On August 10, 1995, the United States District Court of the Northern District of Illinois, Eastern Division, approved as fair, reasonable and adequate, a settlement with all the Datronic Partnerships and the Partnerships' former attorneys, Siegan, Barbakoff, Gomberg & Kane in the aggregate amount of $1,775,000 ($425,474 for the Partnership) or $2.13 per unit (see Note 6 to the Partnership's financial statements included in the 1995 Form 10-K). A total of $683,147, of expenses ($163,753 for the Partnership), consisting primarily of professional fees, were incurred in connection with this recovery resulting in a net recovery of $1,091,853 or $1.31 per unit. However, since the Partnerships had previously paid $239,397 ($57,384 for the Partnership) of these expenses, a total of $1,331,250 or $1.60 per unit was available for distribution. Accordingly, on October 1, 1995, the Partnership distributed $1.60 per unit to Liquidating Limited Partners and to Continuing Limited Partners. All settlement proceeds and all related expenses have been allocated to all unit holders of the Datronic Partnerships based on the number of limited partnership units owned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1995 through September 30, 1996. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 1996 as compared to the corresponding periods in 1995.

Financial Condition, Liquidity and Capital Resources

During the nine months ended September 30, 1996, Partnership assets continued to be converted to cash in order to, generally, pay Partnership operating expenses, acquire new leases for the Continuing Limited Partners and make distributions to the Continuing Limited Partners and General Partner.

Investment in commercial lease paper, net decreased an aggregate of approximately $182,000 during the nine months ended September 30, 1996 due to scheduled principal collections of approximately $157,000 and a provision for loss of $25,000.

Installment contract receivable, net decreased approximately $297,000 during the nine months ended September 30, 1996 due to scheduled principal collections.

Net investment in direct financing leases decreased approximately $4,568,000 during the nine months ended September 30, 1996. This decrease is primarily attributable to principal collections of approximately $4,131,000, sales of leases in the amount of approximately $932,000 (see Note 4 to the financial statements included in Item 1) and a provision for lease loss of $425,000 partially offset by investments in new leases for the Continuing Limited Partners of approximately $920,000.

Restricted cash of approximately $1,077,000 has been included in cash and cash equivalents due to the removal of claims on such cash (see Part II, Item 1 - Legal Proceedings) and repayment to the Partnership with interest in June 1996.

Accounts payable and accrued expenses decreased approximately $127,000 during the nine months ended September 30, 1996 primarily due to payment of legal fees and sales and use taxes.

Lessee rental deposits decreased approximately $253,000 during the nine months ended September 30, 1996 primarily due to overpayments and security deposits returned to lessees.

In the aggregate, partners' equity decreased approximately $6.0 million during the nine months ended September 30, 1996 due to a net loss of approximately $1,191,000 and distributions to Continuing Limited Partners and the General Partner of approximately $4,802,000.

During the nine months ended September 30, 1996, the Partnership's operating activities resulted in a use of approximately $996,000 of cash. This was due principally to a net loss of approximately $1,191,000 and a net decrease in accounts payable, accrued expenses and security deposits of approximately $380,000 reduced by non-cash expenses relating to amortization of approximately $151,000, a lease loss provision of $425,000 and a commercial lease paper loss provision of $25,000. During the period, cash flows from investing activities aggregated approximately $5,674,000 relating principally to principal collections on leases of approximately $4,131,000, sales of leases of approximately $932,000, scheduled repayments on the installment contract receivable and commercial lease paper of approximately $454,000 and the availability of cash which was previously restricted of approximately $1,077,000 net of purchases of lease receivables for the benefit of the Continuing Limited Partners of approximately $920,000. Cash flows used for financing activities of approximately $4,802,000, consisted of distributions to Continuing Limited Partners of approximately $4,766,000 and the general partner of approximately $36,000.

The Partnership's principal sources of liquidity on both a long-term and short-term basis are cash on hand and receipts under leases, commercial lease paper and an installment contract receivable. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of diverted and other assets and, possibly, portions of the Partnership's lease portfolio which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations. Distributions to Liquidating Limited Partners were suspended after the October 1, 1995 distribution and Target Distributions to the Continuing Limited Partners were reduced to an annual rate of 9% effective with the February 1, 1996 distribution. The Partnership entered its Liquidating Phase in August 1996. Accordingly, Continuing Limited partners received their last reduced Target Distribution on July 1, 1996 and their first Liquidating Distribution on October 1, 1996. Distributions to the Liquidating Limited Partners were suspended and Target Distributions to the Continuing Limited Partners were reduced to ensure that sufficient cash will be available to pursue recoveries under pending litigation with the Partnership's former accountants and others and to liquidate the Partnership in an orderly manner.

Lease reinvestment activity is prohibited during the Liquidating

Phase and in any period in which full Target Distributions have not been paid.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 4, 6 and 9 to the Partnership's financial statements included in the 1995 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future distributions to Limited Partners. However, it is likely that the amount of future distributions, if any, to the Limited Partners will ultimately be significantly less than the amount of Partner's Equity reflected in the September 30, 1996 Balance Sheets (see financial statements included in Item 1).

Results of Operations

Lease income decreased approximately $276,000 and $1,157,000 for the three and nine month periods ended September 30, 1996 as compared to the corresponding periods in 1995. These decreases are primarily due to the declining lease portfolios and a $125,000 provision in the second quarter of 1996 to provide for the return of lessee overpayments previously recorded as lease income.

Settlement proceeds of approximately $426,000 recorded in the three and nine month periods ended September 30, 1995 resulted from a settlement with the Partnership's former attorneys. See Note 5 to the financial statements included in Item 1.

Interest income decreased $48,000 for the three month period ended September 30, 1996 and increased $37,000 for the nine month period ended September 30, 1996 as compared to the corresponding periods in 1995. During the second quarter of 1996, approximately $175,000 of previously earned interest on restricted cash was recognized, excluding this amount, interest income for the nine month period ended September 30, 1996 would have decreased $138,000 as compared to the corresponding period in 1995. The decreases are primarily due to the Partnership's decline in investments in commercial lease paper and installment contract receivable.

Amortization of organization and equipment acquisition costs decreased approximately $305,000 and $764,000 for the three and nine month periods ended September 30, 1996 as compared to the corresponding periods in 1995 due to the completion of the amortization of these costs in 1996.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis and for acquiring leases for the Continuing Limited Partners. These fees amounted to approximately $342,000 and $1,129,000 for the three and nine months ended September 30, 1996 as compared to $412,000 and $1,533,000 for the same periods in 1995. The decreases are attributable to declining Partnership activity and the cessation of lease acquisitions in January 1996. See Note 8 to the Partnership's financial statements included in the 1995 Form 10-K.

The General Partner's expense reimbursement represents the amount paid to LRC in excess of LRC's 1% share of cash flow available for distribution. Total amounts paid to LRC are primarily a function of the amount of time LRC spends on the activities of the Partnership and the timing of certain LRC expenses. Total amounts paid to LRC for the three and nine months ended September 30, 1996 were approximately $71,000 and $334,000, respectively, ($59,000 and $298,000, respectively, representing the General Partner's expense reimbursement and $12,000 and $36,000, respectively, representing LRC's 1% of cash flow available for distribution) as compared to approximately $84,000 and $403,000, respectively, ($41,000 and $241,000, respectively, representing the General Partner's expense reimbursement and $43,000 and $162,000, respectively, representing LRC's 1% cash flow available for distribution) for the corresponding periods ended September 30, 1996.

Professional fees decreased approximately $105,000 and $181,000 for the three and nine month periods ended September 30, 1996 as compared to the corresponding periods in 1995. These decreases are primarily due to the fees paid in 1995 in connection with the settlement with the Partnership's former attorneys (see Note 5 to the financial statements included in Item 1) and collections.

Other operating expenses decreased approximately $33,000 and $141,000 for the three and nine month periods ended September 30, 1996 as compared to the corresponding periods in 1995 as a result of reduced losses on sales of equipment residuals.

Provisions for lease losses are the result of management's ongoing assessment of potential losses inherent in the lease portfolios. Increased provisions for lease losses in 1996 reflect increases in past due and deficient leases.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1995 Form 10-K, as amended, for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part II, Item 1 - Legal Proceedings in the Partnership's March 31, 1996 Form 10-Q for a discussion of legal proceedings involving claims against restricted cash and diverted and other assets.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.

Not applicable.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of November 1996.


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

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of November 1996.



                                DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                Registrant





                           By:  _______________________________________
                                Donald D. Torisky
                                Chairman and Chief Executive Officer
                                Lease Resolution Corporation
                                General Partner of
                                Datronic Equipment Income Fund XIX, L.P.




                           By:  _______________________________________
                                Douglas E. Van Scoy
                                Chief Financial Officer and Director
                                New Era Funding Corp.
                                Managing Agent of
                                Datronic Equipment Income Fund XIX, L.P.