Form 10-K405
period 1996-12-31
DATRONIC EQUIPMENT INCOME FUND XIX L P
filed 1997-03-26
CIK 859072

                                   FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

Commission File Number 0-19466
                       -------

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
             (Exact name of Registrant as specified in its charter)

    Delaware                                           36-3684373
---------------------                           ---------------------------
   State or other                                    (I.R.S. Employer
   jurisdiction of                                   Identification No.)
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312, Schaumburg, Illinois      60173
-------------------------------------------------------      -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (847) 240-6200
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered
       NONE                                          NONE
-------------------               -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                    Units of Limited Partnership Interest
                    -------------------------------------
                              (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to
such filing requirements for the past 90 days. Yes  x   No
                                                   ---     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                                     PART I
ITEM 1 - BUSINESS

Datronic Equipment Income Fund XIX, L.P. (the "Partnership"), a Delaware Limited Partnership, was formed on December 22, 1989. The Partnership offered Units of Limited Partnership Interests (the "Units") during 1990 and early 1991 raising $99,892,500 of limited partner funds.

As more fully described in Part II, Item 8, Notes 1, 3, 5 and 6, during the second calendar quarter of 1992, it was learned that Edmund J. Lopinski, Jr., the president, director and majority stockholder of Datronic Rental Corp., the then general partner, in conjunction with certain other parties, may have diverted approximately $13.3 million of assets from the Datronic Partnerships and TELIF for his/their direct or indirect benefit. During 1992, a class action lawsuit was filed and subsequently certified on behalf of the limited partners in the Datronic Partnerships against DRC, various officers of DRC and various other parties. On March 4, 1993, a settlement was approved to resolve certain portions of the suit to enable the operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers (the "Settlement"). In connection with the Settlement, DRC was replaced by Lease Resolution Corporation ("LRC") as General Partner of the Partnership.

The Partnership was formed to acquire a variety of low-technology, high-technology and other equipment for lease to unaffiliated third parties under full payout leases as well as to acquire equipment subject to existing leases. The cash generated during the Partnership's Operating Phase from such investments was used to pay the operating costs of the Partnership, make distributions to the limited partners and the general partner (subject to certain limitations) and reinvest in additional equipment for lease. During the Partnership's Liquidating Phase, which began August 1, 1996, the cash generated from such investments is used to pay the liquidating costs of the Partnership and make cash distributions to the limited partners and the general partner (subject to certain limitations). Concurrent with the commencement of the Liquidation Phase, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership's assets for cash.

A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. In addition, since the Partnership ceased investing in leases during 1996 a discussion of sources and availability of leases, backlog and competition is not material to an understanding of the Partnership's future activity.

The Partnership has no employees. Lease Resolution Corporation ("LRC"), the General Partner, employed 47 persons at December 31, 1996 all of whom attend to the operations of the Datronic Partnerships.

ITEM 2 - PROPERTIES

Effective March 1, 1997, the Partnership's operations are located in leased premises of approximately 15,000 square feet in Schaumburg, Illinois. Prior to March 1, 1997, the Partnership's operations were located in premises of approximately 23,000 square feet owned by, and leased from an affiliate of New Era Funding Corp. ("New Era"), the former managing agent, in Hoffman Estates, Illinois.

LRC occupies approximately 3,800 square feet of office space in Schaumburg, Illinois in a real estate property that is a Recovered Asset (see Part II, Item 8, Note 3) held for the benefit of the Datronic Partnerships.

ITEM 3 - LEGAL PROCEEDINGS

Reference is made to Part II, Item 8, Note 5 for a discussion of material legal proceedings involving the Partnership.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of limited partners during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED LIMITED PARTNER AND GENERAL PARTNER MATTERS

         Market Information

The Units are not listed on any exchange or national market system, and there is no established public trading market for the Units. To the best of LRC's knowledge, no trading market exists for the Units that would jeopardize the Partnership's status for federal income tax purposes.


As of December 31, 1996, the Partnership estimates that there were approximately 6,782 record owners of Units.

         Distributions

Reference is made to Part II, Item 8, Notes 6 and 7 for a discussion of Classes of Limited Partners and distributions paid to limited partners and the general partner.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 1996, 1995, 1994, 1993 and 1992 and for the five years then ended. The amounts presented as of December 31, 1996, 1995, 1994 and 1993 and for the years then ended are aggregated for all Classes (A, B, and C) of Limited Partners, unless otherwise noted. As indicated in the table, prior to the Settlement on March 4, 1993, there was a single class of limited partner units. This information should be read in conjunction with the financial statements included in Item 8 which also reflects amounts for each of the classes of limited partners.

Statement of Revenue and
 Expenses Data
 (in thousands, except for
  Unit amounts)

                                                               For the years ended December 31,
                                              1996          1995           1994           1993         1992
                                              ----          ----           ----           ----         ----
Total Revenue                                 $ 2,491       $ 3,372       $  4,556        $ 6,359       $ 8,542

Total Expenses                                  4,076         5,621          6,153          6,442         7,071
                                              -------       -------       --------        -------       -------

Net earnings (loss)                           $(1,585)      $(2,249)      $ (1,597)       $   (83)      $ 1,471
                                              =======       =======       ========        =======       =======

Net earnings (loss)
 per Unit                                                                                               $  7.36
                                                                                                        =======

 Class A                                      $ (8.20)      $(10.82)      $  (8.20)       $  1.48
                                              =======       =======       ========        =======
 Class B                                      $ (7.79)      $(11.21)      $  (7.85)       $  (.80)
                                              =======       =======       ========        =======
 Class C                                      $ (7.79)      $(11.21)      $  (7.85)       $  (.80)
                                              =======       =======       ========        =======


Distributions per Unit
 (per year)                                                                                             $ 62.50
                                                                                                        =======

 Class A                                      $   -         $ 28.17       $  86.56        $111.55
                                              =======       =======       ========        =======
 Class B                                      $ 30.03       $ 64.08       $  62.49        $ 62.72
                                              =======       =======       ========        =======
 Class C                                      $ 31.05       $ 64.08       $  62.49        $ 62.72
                                              =======       =======       ========        =======

Weighted average number
 of Units outstanding                                                                                   199,762
                                                                                                        =======

 Class A                                       33,858        33,858         33,858         33,818
                                              =======       =======       ========        =======
 Class B                                      165,574       165,574        165,574        165,614
                                              =======       =======       ========        =======
 Class C                                          327           327            327            327
                                              =======       =======       ========        =======


Balance Sheet Data
------------------
 (in thousands)                                                       December 31,
                                              1996           1995         1994            1993         1992
                                              ----           ----         ----            ----         ----

Total assets                                 $13,571        $21,061       $ 35,378        $50,037      $67,603
                                             =======        =======       ========        =======      =======

Total liabilities                            $   834        $ 1,527       $  1,773        $ 1,365      $ 4,439
                                             =======        =======       ========        =======      =======

Partners' equity                             $12,737        $19,534       $ 33,605        $48,672      $63,164
                                             =======        =======       ========        =======      =======

Book value per Unit                                                                                    $316.20
                                                                                                       =======

  Class A                                    $ 63.25        $ 71.45       $ 109.49        $205.23
                                             =======        =======       ========        =======
  Class B                                    $ 68.25        $107.18       $ 181.29        $252.87
                                             =======        =======       ========        =======
  Class C                                    $ 76.88        $115.81       $ 189.92        $261.50
                                             =======        =======       ========        =======

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents information pertaining to the Partnership's operating results and financial condition.

Results of Operations


Year ended December 31, 1996 compared to year ended December 31, 1995

The Partnership recorded a net loss in the aggregate for all Classes of Partners in 1996 of $1,585,381 ($8.20 loss per Class A Unit and $7.79 loss per Class B and Class C Units), as compared to a net loss in 1995 of $2,248,683 ($10.82 loss per Class A Unit and $11.21 loss per Class B and Class C Unit) (Differences between per Unit amounts for Liquidating Limited Partners and Continuing Limited Partners are attributable to income, acquisition costs and expenses associated with investments in new leases ("New Investments") since the date of the Settlement on March 4, 1993). Significant factors influencing the 1996 results of operations included the following:

  - Lease income decreased $1,325,013 to $1,137,607 in 1996 from $2,462,620 in
    1995. This decrease is attributable to the declining lease portfolio during 1996 as compared to 1995, and a $135,000 provision for the return of lease overpayments previously recorded as lease income.

  - Settlement proceeds of $425,474 in 1995 resulted from a settlement with the Datronic Partnerships' former attorneys. See Note 5 to the Partnership's financial statements included in Item 8.

  - Interest income increased $869,630 to $1,353,138 in 1996 compared to $483,508 in 1995. The increase is primarily attributable to the early payoff of an installment contract receivable. See Note 10 to the Partnership's financial statements included in Item 8.

  - Amortization of organization and equipment acquisition costs decreased $972,433 to $151,149 in 1996, from $1,123,582 in 1995 due to these costs becoming fully amortized as of June, 1996.

  - Management fees-New Era represent amounts paid to New Era for managing the Partnership on a day-to-day basis. These fees are affected by the amount of leases acquired during the period for the Continuing Limited Partners and the amount of service performed for the Partnership. The Management Agreement with New Era was terminated on June 30, 1996. See Note 8 to the

    Partnership's financial statements included in Item 8 for a discussion of the Management Termination Agreement. Management fees - New Era decreased $459,653 to $1,707,482 in 1996 compared to $2,167,135 in 1995. A decrease of approximately $238,000 resulted from the cessation of reinvesting activity during the period and a decrease of approximately $1,142,000 resulted from a decrease in the amount of service provided and the length of time in which New Era managed the activities of the Partnership. These decreases are partially offset by the Partnership's payment of approximately $920,000 in termination and non-compete fees.

  - General Partner's expense reimbursement represents amounts paid to LRC for expenses incurred in its capacity as general partner in excess of general partner distributions. As further detailed in Note 6 to the Partnership's financial statements included in Item 8, during 1996 the Partnership paid LRC an aggregate of $753,889 consisting of general partner expense reimbursement of $708,463 and general partner distributions of $45,426. During 1995 the Partnership paid LRC an aggregate of $449,668 consisting of general partner expense reimbursement of $213,674 and general partner distributions of $235,994. Accordingly, aggregate payments to LRC increased $304,221 to $753,889 in 1996 as compared to $449,668 in 1995.
    The increase results from expenses of approximately $414,000 incurred to manage the day-to-day operations of the Partnership beginning July 1, 1996 due to the termination of the management agreement with New Era, described above, partially offset by an overall decrease in all other expenses of approximately $110,000.

  - Professional fees-Litigation decreased $130,691 to $315,849 in 1996 from $446,540 in 1995. This decrease is primarily due to the fees paid in 1995 in connection with the settlement with the Partnership's former attorneys. See Note 5 to the Partnership's financial statements included in Item 8.

  - Other operating expenses decreased by $155,511 to $89,163 in 1996 as compared to $244,674 in 1995. This decrease is primarily due to decreases in equipment sale losses.

  - The provision for lease losses increased by $325,000 to $525,000 in 1996 from $200,000 in 1995. This is a result of Management's ongoing assessment of potential losses inherent in the lease portfolio.

  - Provision for loss on Diverted and other assets decreased $621,360 to $276,160 in 1996 from $897,520 in 1995. The provisions for loss are attributable to the Partnership's share of a decline in the estimated net realizable value of Recovered Assets. See Note 3 to the Partnership's financial statements included in Item 8.

Year ended December 31, 1995 compared to year ended December 31, 1994

The Partnership recorded a net loss in the aggregate for all Classes of Partners in 1995 of $2,248,683 ($10.82 loss per Class A Unit and $11.21 loss per Class B and Class C Units), as compared to a net loss in 1994 of $1,596,538 ($8.20 loss per Class A Unit and $7.85 loss per Class B and Class C Unit) (Differences between per Unit amounts for Liquidating Limited Partners and Continuing Limited Partners are attributable to income, acquisition costs and expenses associated with New Investments). Significant factors influencing the 1995 results of operations included the following:

  - Lease income decreased $1,529,115 to $2,462,620 in 1995 from $3,991,735 in
    1994. This decrease is a result of a decrease in the average investment in direct financing leases during 1995 as compared with 1994.

  - Settlement proceeds of $425,474 resulted from a settlement with the Datronic Partnerships' former attorneys. See Note 5 to the Partnership's financial statements included in Item 8.

  - Management fees-New Era represent amounts paid to New Era for managing the Partnership on a day-to-day basis. Management fees-New Era decreased $225,393 to $2,167,135 in 1995 compared to $2,392,528 in 1994. These fees are affected by the amount of leases acquired during the period for the Continuing Limited Partners and the amount of service performed for the Partnership. See Note 8 to the Partnership's financial statements included in Item 8.

  - General Partner's expense reimbursement represents amounts paid to LRC for expenses incurred in its capacity as general partner of the Partnership in excess of the distributions of 1% of Cash Flow Available for Distribution. Such amounts are paid in accordance with the Settlement. General Partner's expense reimbursement decreased $103,759 to $213,674 in 1995 compared to $317,433 in 1994. LRC's expenses are allocated to the Partnership's for which LRC's activities are most directly performed.

  - Professional fees-Litigation of $446,540 in 1995 and $329,443 in 1994 are fees paid in connection with the Partnership's litigation discussed in Note 5 to the Partnership's financial statements included in Item 8.

  - Professional fees-Other decreased $133,250 to $277,160 in 1995 from $410,410 in 1994. This decrease is due to decreases in legal fees of $68,427, consulting services of $64,823 and audit fees of $7,904.

  - The provision for lease losses decreased by $309,900 to

    $200,000 in 1995 from $509,900 in 1994. This is a result of Management's ongoing assessment of potential losses inherent in the lease portfolio.

  - Provision for loss on Diverted and other assets increased $455,664 to $897,520 in 1995 from $441,856 in 1994. The provisions for loss are attributable to the Partnership's share of a decline in the estimated net realizable value of Recovered Assets. See Note 3 to the Partnership's financial statements included in Item 8.


Financial Condition at December 31, 1996

The Partnership's operating activities were initially funded by limited partner contributions. The Partnership sold an aggregate of 199,759 Units thereby raising $99,892,500 in gross proceeds from limited partners.

During 1996, Partnership assets continued to be converted to cash in order to, generally, pay Partnership operating expenses, invest in new leases for the Continuing Limited Partners and make distributions to limited partners.

During 1996, the Partnership's cash and cash equivalents increased by $301,360 to $3,577,529 at December 31, 1996 from $3,276,169 at December 31, 1995. This increase is primarily due to cash receipts from collections on leases of approximately $5 million, sales of leases of $931,931, release of restricted cash of $1,076,623, cash receipts from installment contracts receivable of $645,040, and repayments of commercial lease paper of $173,927. This increase is partially offset by negative cash flow from operations of $1,360,613, purchases of lease receivables of $919,590 and distributions to partners of approximately $5.2 million (including approximately $45,000 to LRC).

During 1996, the Partnership's investment in commercial lease paper decreased $198,927 to $84,493 at December 31, 1996 from $283,420 at December 31, 1995.
This decrease is primarily attributable to principal collections.

During 1996, the Partnership's investment in an installment contract receivable decreased by $645,040 to zero at December 31, 1996 from $645,040 at December 31, 1995. This decrease is due to an early payoff of this receivable. See
Note 10 to the Partnership's financial statements included in Item 8.

During 1996, the Partnership's net investment in direct financing leases decreased by $5,502,795 to $5,641,547 at December 31, 1996 from $11,144,342 at
December 31, 1995. This decrease is attributable to principal collections of approximately $5 million sales of leases of $931,931 and a provision for lease losses of

$525,000, partially offset by $919,590 of investments in additional leases.

During 1996, Diverted and other assets, net, decreased by $276,160 to $4,208,520 at December 31, 1996 from $4,484,680 at December 31, 1995. This decrease is attributable to a decline in the estimated net realizable value of the Recovered Assets held for the benefit of the Partnership. See Note 3 to the Partnership's financial statements included in Item 8.

Restricted cash decreased by $1,076,623 to zero at December 31, 1996, due to the removal of claims against such cash and distribution of such cash to the Partnership with interest in June, 1996.

Organization and acquisition costs decreased approximately $27,657 and $123,491, respectively, due to full amortization of such costs to expense during 1996.

Lessee rental deposits decreased $602,529 resulting from payments made to lessees.

Partners' equity decreased by approximately $6.8 million during 1996 primarily due to distributions to partners of approximately $5.2 million and net loss for the year of approximately $1.6 million.



Liquidity and Capital Resources

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from lessees under leases owned by the Partnership. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of other assets of the Partnership including, without limitation, Diverted and other assets and portions of the Partnership's lease portfolios which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations, provide for the ongoing pursuit of litigation and an orderly liquidation of the Partnership. Distributions to Class A Limited Partners were suspended after the October 1, 1995 distribution. Distributions to the Class B and Class C Limited Partners will continue as long as cash is available. In the event the Partnership accumulates funds in excess of those required for the ongoing pursuit of litigation and an orderly liquidation of the Partnership, additional distributions will be made at the appropriate time.

During 1996, the Partnership's operating activities resulted in a use of $1,360,613 of cash. This was due principally to a net loss of $1,585,381 and decreases in accounts payable, lessee rental deposits and due to/from management company totalling $752,541 partially offset by non-cash expenses of $977,309 relating to amortization and provisions for losses on leases, Diverted and other assets and commercial paper. During the period, cash flows from investing activities aggregated $6,873,385 relating primarily to principal collections on leases, installment contracts and commercial lease paper of $5,784,421, sales of leases of $931,931, and release of restricted cash of $1,076,623, net of purchases of lease receivables for the benefit of the Class B and C limited partners of $919,590. Cash flows used for financing activities during 1996 of $5,211,412, consisted of distributions to limited partners of $5,165,986 and to the general partner of $45,426.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 3, 5 and 9 to the Partnership's financial statements included in Item 8). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future distributions to Limited Partners.
However, it is likely that the amount of future distributions, if any, to the Limited Partners will be significantly less than the amount of Partners' Equity reflected in the December 31, 1996 Balance Sheets (see financial statements included in Item 8).

Impact of Inflation and Changing Prices

Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                    Page(s)
                                                                                                    -------
Audited Financial Statements:
  Report of Independent Accountants                                                                   13-14

  Balance Sheets
      In Total for All Classes of Limited Partners
      at December 31, 1996 and 1995                                                                      15

      By Class of Limited Partner
        December 31, 1996                                                                                16

        December 31, 1995                                                                                17

  Statements of Revenue and Expenses
      In Total for All Classes of Limited Partners
      for the years ended December 31,
      1996, 1995 and 1994                                                                                18

      By Class of Limited Partner for the years ended
        December 31, 1996                                                                                19

        December 31, 1995                                                                                20

        December 31, 1994                                                                                21

  Statements of Changes in Partners' Equity
      for the years ended December 31,
      1996, 1995 and 1994                                                                                22

  Statements of Cash Flows
      In Total for All Classes of Limited Partners
      for the years ended December 31,
      1996, 1995 and 1994                                                                                23

      By Class of Limited Partner for the years ended
        December 31, 1996                                                                                24

        December 31, 1995                                                                                25

        December 31, 1994                                                                                26

  Notes to Financial Statements                                                                       27-46

                          INDEPENDENT AUDITORS' REPORT



The Partners of Datronic
Equipment Income Fund XIX, L.P.

We have audited the accompanying balance sheets in total for all classes of limited partners of DATRONIC EQUIPMENT INCOME FUND XIX, L.P. ("the Partnership") as of December 31, 1996 and 1995 and the related statements of revenue and expenses in total for all classes of limited partners, of changes in partners' equity and of cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of its operations in total for all classes of limited partners and its cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the Partnership's financial statements taken as a whole. As described in Note 2, the accounting records of the Partnership are maintained to reflect the interests of each of the classes of limited partners. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1996 and 1995, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years in the period ended December 31, 1996 have been prepared by management solely for the information of the limited partners and are not a required part of the financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the Partnership's financial statements and, in our opinion, has been allocated to the respective classes of limited partners in accordance with the terms of the Amended Partnership Agreement described in Note 6 and is fairly stated in all material respects in relation to the Partnership's financial statements taken as a whole.

As explained more fully in Note 3, the former President and Majority Stockholder of Datronic Rental Corporation ("DRC"), the general partner of the Partnership until March 4, 1993, and others are alleged to have diverted, for their benefit, approximately $13 million from the Partnership and related entities--Datronic Equipment Income Funds XVI, XVII, XVIII, XX, L.P., Datronic Finance Income Fund I, L.P. and Transamerica Equipment Leasing Income Fund, L.P. (collectively "the Partnerships"). Substantially all of the assets known to have been improperly acquired with the diverted funds have been recovered for the benefit of the Partnerships.




Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
March 12, 1997

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                                                        December 31,
                                                                      -----------------

                                                                   1996                   1995
                                                                   ----                   ----
ASSETS
------

Cash and cash equivalents                                      $ 3,577,529           $ 3,276,169
Due from management company                                         59,130                  -
Investments in commercial lease
  paper, net                                                        84,493               283,420
Installment contract receivable                                       -                  645,040
Net investment in direct
  financing leases                                               5,641,547            11,144,342
Diverted and other assets, net                                   4,208,520             4,484,680
Restricted cash                                                       -                1,076,623
Datronic assets, net                                                  -                     -
Organization costs, net of
  accumulated amortization
  of $2,143,647 and $2,115,990,
  respectively                                                        -                   27,657
Acquisition costs, net of
  accumulated amortization
  of $3,996,760 and $3,873,269,
  respectively                                                        -                  123,491
                                                               -----------           -----------

                                                               $13,571,219           $21,061,422
                                                               ===========           ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and
  accrued expenses                                             $   266,278           $   328,565
Lessee rental deposits                                             567,767             1,170,296
Due to management company                                             -                   28,594
                                                               -----------           -----------

     Total liabilities                                             834,045             1,527,455

Total partners' equity                                          12,737,174            19,533,967
                                                               -----------           -----------

                                                               $13,571,219           $21,061,422
                                                               ===========           ===========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                          By Class of Limited Partner

                                                                December 31, 1996
                                                        ------------------------------------

                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                       Partners            Partners             Total
                                                       --------            --------             -----
ASSETS
------

Cash and cash equivalents                            $  1,446,892       $  2,130,637       $  3,577,529
Due from management company                                 7,747             51,383             59,130
Investments in commercial lease
  paper, net                                               10,035             74,458             84,493
Net investment in direct
  financing leases                                          7,047          5,634,500          5,641,547
Diverted and other assets, net                            713,344          3,495,176          4,208,520
Datronic assets, net                                         -                -                  -
                                                     ------------       ------------       ------------


                                                     $  2,185,065       $ 11,386,154       $ 13,571,219
                                                     ============       ============       ============


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and
  accrued expenses                                   $     39,992        $   226,286        $   266,278
Lessee rental deposits                                     76,715            491,052            567,767
                                                     ------------        -----------        -----------

Total liabilities                                         116,707            717,338            834,045

Total partners' equity                                  2,068,358         10,668,816         12,737,174
                                                     ------------        -----------        -----------

                                                     $  2,185,065        $11,386,154        $13,571,219
                                                     ============        ===========        ===========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                          By Class of Limited Partner

                                                                   December 31, 1995
                                                          -------------------------------------

                                                       Liquidating          Continuing
                                                         Limited              Limited
                                                         Partners            Partners            Total
                                                         --------            --------            -----
ASSETS
------

Cash and cash equivalents                               $1,219,379          $ 2,056,790        $ 3,276,169
Investments in commercial lease
  paper, net                                                22,024              261,396            283,420
Installment contract receivable                            109,334              535,706            645,040
Net investment in direct
  financing leases                                         250,405           10,893,937         11,144,342
Diverted and other assets, net                             760,153            3,724,527          4,484,680
Restricted cash                                            182,488              894,135          1,076,623
Organization costs, net of
  accumulated amortization
  of $358,660 and $1,757,330,
  respectively                                               4,688               22,969             27,657
Acquisition costs, net of
  accumulated amortization
  of $656,519 and $3,216,750,
  respectively                                              20,932              102,559            123,491
                                                        ----------          -----------        -----------

                                                        $2,569,403          $18,492,019        $21,061,422
                                                        ==========          ===========        ===========


LIABILITIES AND PARTNERS' EQUITY
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

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                             For the years ended December 31,
                                                           ------------------------------------
                                                         1996                 1995               1994
                                                         ----                 ----               ----
Revenue:
  Lease income                                       $ 1,137,607          $ 2,462,620        $ 3,991,735
  Settlement proceeds                                       -                 425,474               -
  Interest income                                      1,353,138              483,508            564,538
                                                     -----------          -----------         ----------

                                                       2,490,745            3,371,602          4,556,273
                                                     -----------          -----------         ----------

Expenses:
  Amortization of organization and
    equipment acquisition costs                          151,149            1,123,582          1,219,500
  Management fees-New Era                              1,707,482            2,167,135          2,392,528
  General Partner's
    expense reimbursement                                708,463              213,674            317,433
  Professional fees-Litigation                           315,849              446,540            329,443
  Professional fees-Other                                277,860              277,160            410,410
  Other operating expenses                                89,163              244,674            356,741
  Provision for lease losses                             525,000              200,000            509,900
  Provision for loss on Diverted
    and other assets                                     276,160              897,520            441,856
  Provision for loss on
    commercial lease paper                                25,000               50,000            175,000
                                                     -----------          -----------        -----------

                                                       4,076,126            5,620,285          6,152,811
                                                     -----------          -----------        -----------

Net loss                                             $(1,585,381)         $(2,248,683)       $(1,596,538)
                                                     ===========          ===========        ===========

Net loss-General Partner                             $   (15,854)         $   (22,487)       $   (15,965)
                                                     ===========          ===========        ===========

Net loss-Limited Partners                            $(1,569,527)         $(2,226,196)       $(1,580,573)
                                                     ===========          ===========        ===========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996


                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners              Total
                                                      --------             --------              -----
Revenue:
  Lease income                                          $   10,096        $  1,127,511         $  1,137,607
  Interest income                                          214,002           1,139,136            1,353,138
                                                        ----------        ------------         ------------

                                                           224,098           2,266,647            2,490,745
                                                        ----------        ------------         ------------

Expenses:
  Amortization of organization and
    equipment acquisition costs                             25,620             125,529              151,149
  Management fees-New Era                                  220,112           1,487,370            1,707,482
  General Partner's
    expense reimbursement                                  105,780             602,683              708,463
  Professional fees-Litigation                              53,536             262,313              315,849
  Professional fees-Other                                   38,649             239,211              277,860
  Other operating expenses                                  12,368              76,795               89,163
  Provision for lease losses                                  -                525,000              525,000
  Provision for loss on
    Diverted and other assets                               46,809             229,351              276,160
  Provision for loss on
    commercial lease paper                                   1,695              23,305               25,000
                                                        ----------        ------------         ------------

                                                           504,569           3,571,557            4,076,126
                                                        ----------        ------------         ------------

Net loss                                                $ (280,471)       $ (1,304,910)        $ (1,585,381)
                                                        ==========        ============         ============

Net loss-General Partner                                $   (2,805)       $    (13,049)        $    (15,854)
                                                        ==========        ============         ============

Net loss-Limited Partners                               $ (277,666)       $ (1,291,861)        $ (1,569,527)
                                                        ==========        ============         ============

Net loss per limited
  partnership unit                                      $    (8.20)       $      (7.79)
                                                        ==========        ============

Weighted average number
  of limited partnership
  units outstanding                                         33,858             165,901
                                                        ==========        ============





              See accompanying notes to the financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1995


                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners              Total
                                                      --------             --------              -----
Revenue:
  Lease income                                          $ 142,742          $ 2,319,878           $ 2,462,620
  Settlement proceeds                                      72,118              353,356               425,474
  Interest income                                          68,382              415,126               483,508
                                                        ---------          -----------           -----------

                                                          283,242            3,088,360             3,371,602
                                                        ---------          -----------           -----------


Expenses:
  Amortization of organization and
    equipment acquisition costs                           190,447              933,135             1,123,582
  Management fees-New Era                                 189,776            1,977,359             2,167,135
  General Partner's
    expense reimbursement                                  36,218              177,456               213,674
  Professional fees-Litigation                             75,689              370,851               446,540
  Professional fees-Other                                  45,286              231,874               277,160
  Other operating expenses                                 35,729              208,945               244,674
  Provision (credit) for lease losses                     (76,276)             276,276               200,000
  Provision for loss on
    Diverted and other assets                             152,130              745,390               897,520
  Provision for loss on
    commercial lease paper                                  4,238               45,762                50,000
                                                        ---------          -----------           -----------

                                                          653,237            4,967,048             5,620,285
                                                        ---------          -----------           -----------

Net loss                                                $(369,995)         $(1,878,688)          $(2,248,683)
                                                        =========          ===========           ===========

Net loss-General Partner                                $  (3,700)         $   (18,787)          $   (22,487)
                                                        =========          ===========           ===========

Net loss-Limited Partners                               $(366,295)         $(1,859,901)          $(2,226,196)
                                                        =========          ===========           ===========

Net loss per limited partnership
  unit                                                  $  (10.82)         $    (11.21)
                                                        =========          ===========

Weighted average number
  of limited partnership
  units outstanding                                        33,858              165,901
                                                        =========          ===========





              See accompanying notes to the financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1994


                                                          Liquidating          Continuing
                                                            Limited             Limited
                                                            Partners            Partners            Total
                                                            --------            --------            -----
Revenue:
  Lease income                                             $ 420,089         $ 3,571,646         $ 3,991,735
  Interest income                                             64,967             499,571             564,538
                                                           ---------         -----------         -----------

                                                             485,056           4,071,217           4,556,273
                                                           ---------         -----------         -----------


Expenses:
  Amortization of organization and
    equipment acquisition costs                              206,705           1,012,795           1,219,500
  Management fees-New Era                                    226,049           2,166,479           2,392,528
  General Partner's expense
    reimbursement                                             53,805             263,628             317,433
  Professional fees-Litigation                                55,841             273,602             329,443
  Professional fees-Other                                     68,967             341,443             410,410
  Other operating expenses                                    58,098             298,643             356,741
  Provision for lease losses                                   4,286             505,614             509,900
  Provision for loss on
    Diverted and other assets                                 74,895             366,961             441,856
  Provision for loss on
    commercial lease paper                                    16,950             158,050             175,000
                                                           ---------         -----------         -----------

                                                             765,596           5,387,215           6,152,811
                                                           ---------         -----------         -----------

Net loss                                                   $(280,540)        $(1,315,998)        $(1,596,538)
                                                           =========         ===========         ===========

Net loss-General Partner                                   $  (2,805)        $   (13,160)        $   (15,965)
                                                           =========         ===========         ===========

Net loss-Limited Partners                                  $(277,735)        $(1,302,838)        $(1,580,573)
                                                           =========         ===========         ===========

Net loss per limited partnership unit                      $   (8.20)        $     (7.85)
                                                           =========         ===========

Weighted average number of limited
  partnership units outstanding                               33,858             165,901
                                                           =========         ===========





              See accompanying notes to the financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY


                                                          Liquidating        Continuing
                                            General         Limited           Limited            Total
                                           Partner's       Partners'         Partners'         Partners'
                                            Equity           Equity            Equity           Equity
                                            ------           ------            ------           ------
Balance, December 31, 1993                  $    -       $ 6,908,199       $41,763,491       $48,671,690

  Distributions to partners                  (164,527)    (2,923,022)      (10,382,444)      (13,469,993)
  Net loss                                    (15,965)      (277,735)       (1,302,838)       (1,596,538)
  Allocation of General Partner's
    Equity                                    180,492        (21,849)         (158,643)             -
                                           ----------    -----------       -----------       -----------

Balance, December 31, 1994                       -         3,685,593        29,919,566        33,605,159
                                           ----------    -----------       -----------       -----------

  Distributions to partners                  (235,994)      (953,780)      (10,632,735)      (11,822,509)
  Net loss                                    (22,487)      (366,295)       (1,859,901)       (2,248,683)
  Allocation of General Partner's
    Equity                                    258,481        (16,689)         (241,792)             -
                                           ----------    -----------       -----------       -----------

Balance, December 31, 1995                       -         2,348,829        17,185,138        19,533,967
                                           ----------    -----------       -----------       -----------

  Distributions to partners                   (45,426)         -            (5,165,986)       (5,211,412)
  Net loss                                    (15,854)      (277,666)       (1,291,861)       (1,585,381)
  Allocation of General Partner's
    Equity                                     61,280         (2,805)          (58,475)           -
                                            ---------     ----------        ----------      ------------


Balance, December 31, 1996                 $     -       $ 2,068,358       $10,668,816       $12,737,174
                                           ==========    ===========       ===========       ===========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                                                  For the years ended December 31,
                                                             ------------------------------------------
                                                           1996                1995                  1994
                                                           ----                ----                  ----

Cash flows from operating activities:
  Net loss                                            $ (1,585,381)        $(2,248,683)          $(1,596,538)
  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
      Amortization expense                                 151,149           1,123,582             1,219,500
      Provision for lease losses                           525,000             200,000               509,900
      Provision for loss on commercial
        lease paper                                         25,000              50,000               175,000
      Provision for loss on
        Diverted and other assets                          276,160             897,520               441,856
      Changes in assets and liabilities:
        Accounts payable and accrued expenses              (62,288)            (20,987)               49,949
        Lessee rental deposits                            (602,529)           (235,800)             (114,857)
        Due to/from management company                     (87,724)             11,086                 8,008
                                                      ------------        ------------           -----------

                                                        (1,360,613)           (223,282)              692,818
                                                      ------------        ------------           -----------
Cash flows from investing activities:
  Purchases of lease receivables                          (919,590)        (10,273,666)          (11,030,125)
  Principal collections on leases                        4,965,454          10,236,407            15,927,416
  Sales of leases                                          931,931           7,583,645             3,264,850
  Distribution of Diverted and other assets                   -              1,658,816                  -
  Distribution of Datronic Assets                             -                134,402               181,580
  Release of Restricted cash                             1,076,623                -                     -
  Repayments of commercial lease paper                     173,927             260,618             1,425,524
  Principal collections on installment
    contract receivable                                    645,040             363,367               466,054
                                                      ------------         -----------           -----------

                                                         6,873,385           9,963,589            10,235,299
                                                      ------------          ----------          ------------

Cash flows from financing activities:
  Distributions to Limited Partners                     (5,165,986)        (11,586,515)          (13,305,466)
  Distributions to General Partner                         (45,426)           (235,994)             (164,527)
                                                      ------------        ------------          ------------

                                                        (5,211,412)        (11,822,509)          (13,469,993)
                                                      ------------        ------------           -----------
Net increase (decrease)in cash
  and cash equivalents                                     301,360          (2,082,202)           (2,541,876)
Cash and cash equivalents:
  Beginning of year                                      3,276,169           5,358,371             7,900,247
                                                      ------------        ------------          ------------

  End of year                                         $  3,577,529        $  3,276,169          $  5,358,371
                                                      ============        ============          ============





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996


                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners              Total
                                                      --------             --------              -----
Cash flows from operating activities:
  Net loss                                          $    (280,471)        $ (1,304,910)       $   (1,585,381)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Amortization expense                                 25,620              125,529               151,149
      Provision for lease losses                             -                 525,000               525,000
      Provision for loss on commercial
        lease paper                                         1,695               23,305                25,000
      Provision for loss on
        Diverted and other assets                          46,809              229,351               276,160
      Changes in assets and liabilities:
        Accounts payable and
          accrued expenses                                 (6,716)             (55,572)              (62,288)
        Lessee rental deposits                            (97,087)            (505,442)             (602,529)
        Due to/from management company                     (7,811)             (79,913)              (87,724)
                                                   --------------        -------------         -------------

                                                         (317,961)          (1,042,652)           (1,360,613)
                                                   --------------        -------------         -------------
Cash flows from investing activities:
  Purchases of lease receivables                             -                (919,590)             (919,590)
  Principal collections on leases                         243,358            4,722,096             4,965,454
  Sales of leases                                            -                 931,931               931,931
  Release of Restricted cash                              182,488              894,135             1,076,623
  Repayments of commercial
    lease paper                                            10,294              163,633               173,927
  Principal collections on
    installment contract receivable                       109,334              535,706               645,040
                                                    -------------        -------------         -------------

                                                          545,474            6,327,911             6,873,385
                                                    -------------        -------------         -------------

Cash flows from financing activities:
  Distributions to limited partners                          -              (5,165,986)           (5,165,986)
  Distributions to General Partner                           -                 (45,426)              (45,426)
                                                     ------------        -------------         -------------

                                                             -              (5,211,412)           (5,211,412)
                                                     ------------        -------------         -------------
Net increase in cash and
  cash equivalents                                        227,513               73,847               301,360
Cash and cash equivalents:
  Beginning of year                                     1,219,379            2,056,790             3,276,169
                                                    -------------        -------------         -------------

  End of year                                       $   1,446,892        $   2,130,637         $   3,577,529
                                                    =============        =============         =============





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1995


                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners              Total
                                                      --------             --------              -----
Cash flows from operating activities:
  Net loss                                             $ (369,995)        $ (1,878,688)         $ (2,248,683)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Amortization expense                                190,447              933,135             1,123,582
      Provision (credit) for lease losses                 (76,276)             276,276               200,000
      Provision for loss on commercial
        lease paper                                         4,238               45,762                50,000
      Provision for loss on
        Diverted and other assets                         152,130              745,390               897,520
      Changes in assets and liabilities:
        Accounts payable and
          accrued expenses                                  1,514              (22,501)              (20,987)
        Lessee rental deposits                            (49,177)            (186,623)             (235,800)
        Due to/from management company                        (40)              11,126                11,086
                                                      -----------         ------------          ------------

                                                         (147,159)             (76,123)             (223,282)
                                                      -----------         ------------          ------------
Cash flows from investing activities:
  Purchases of lease receivables                             -             (10,273,666)          (10,273,666)
  Principal collections on leases                         964,774            9,271,633            10,236,407
  Sales of leases                                          36,512            7,547,133             7,583,645
  Distribution of Diverted and other
      assets                                              281,169            1,377,647             1,658,816
  Distribution of Datronic assets                          22,781              111,621               134,402
  Repayments of commercial
    lease paper                                            24,916              235,702               260,618
  Principal collections on
    installment contract receivable                        61,591              301,776               363,367
                                                     ------------         ------------          ------------

                                                        1,391,743            8,571,846             9,963,589
                                                     ------------         ------------          ------------

Cash flows from financing activities:
  Distributions to limited partners                      (953,780)         (10,632,735)          (11,586,515)
  Distributions to General Partner                        (12,989)            (223,005)             (235,994)
                                                      -----------         ------------          ------------

                                                         (966,769)         (10,855,740)          (11,822,509)
                                                      -----------         ------------          ------------
Net increase (decrease) in cash and
  cash equivalents                                        277,815           (2,360,017)           (2,082,202)
Cash and cash equivalents:
  Beginning of year                                       941,564            4,416,807             5,358,371
                                                      -----------         ------------          ------------

  End of year                                         $ 1,219,379         $  2,056,790          $  3,276,169
                                                      ===========         ============          ============





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1994


                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners              Total
                                                      --------             --------              -----
Cash flows from operating activities:
  Net loss                                            $  (280,540)         $(1,315,998)          $(1,596,538)
  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
      Amortization expense                                206,205            1,013,295             1,219,500
      Provision for lease losses                            4,286              505,614               509,900
      Provision for loss on commercial
        lease paper                                        16,950              158,050               175,000
      Provision for loss on
        Diverted and other assets                          74,895              366,961               441,856
      Changes in assets and liabilities:
        Accounts payable and
          accrued expenses                                 (3,358)              53,307                49,949
        Lessee rental deposits                            (22,483)             (92,374)             (114,857)
        Due to/from management company                       (380)               8,388                 8,008
                                                      -----------          -----------           -----------

                                                           (4,425)             697,243               692,818
                                                      -----------          -----------           -----------
Cash flows from investing activities:
  Purchases of lease receivables                             -             (11,030,125)          (11,030,125)
  Principal collections on leases                       2,069,066           13,858,350            15,927,416
  Sales of leases                                         171,664            3,093,186             3,264,850
  Distribution of Diverted and other
    assets                                                 (1,497)               1,497                  -
  Distribution of Datronic assets                          30,716              150,864               181,580
  Restricted cash                                            (216)                 216                  -
  Repayments of commercial
    lease paper                                            54,011            1,371,513             1,425,524
  Principal collections on
    installment contract receivable                        78,701              387,353               466,054
                                                      -----------          -----------          ------------

                                                        2,402,445            7,832,854            10,235,299
                                                      -----------          -----------          ------------

Cash flows from financing activities:
  Distributions to limited partners                    (2,923,022)         (10,382,444)          (13,305,466)
  Distributions to General Partner                        (19,004)            (145,523)             (164,527)
                                                      -----------         ------------          ------------

                                                       (2,942,026)         (10,527,967)          (13,469,993)
                                                      -----------         ------------          ------------
Net decrease in cash and
  cash equivalents                                       (544,006)          (1,997,870)           (2,541,876)
Cash and cash equivalents:
  Beginning of year                                     1,485,570            6,414,677             7,900,247
                                                      -----------         ------------          ------------

  End of year                                         $   941,564         $  4,416,807          $  5,358,371
                                                      ===========         ============          ============





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995, AND 1994

NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XIX, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on December 22, 1989 for the purpose of acquiring and leasing both high- and low-technology equipment.

Concurrent with the commencement of the Liquidating Phase of the Partnership on August 1, 1996, the Partnership ceased investing in new leases and began the orderly liquidation of all Partnership assets.

Datronic Rental Corporation ("DRC" or "Datronic") was the general partner of the Partnership through March 4, 1993 and, as such, managed and controlled all of the Partnership's day-to-day operations. DRC was also the general partner of the following public limited partner income funds: Datronic Equipment Income Funds XVI, XVII, XVIII, and XX and Datronic Finance Income Fund I (herein referred to as "Fund XVI", "Fund XVII", "Fund XVIII", "Fund XX" and "Finance Fund I", respectively, and collectively, along with the Partnership, the "Datronic Partnerships"). DRC served as co-general partner of Transamerica Equipment Leasing Income Fund, L.P. ("TELIF"), which was formed to acquire identified equipment and leases.

In connection with a partial settlement of a class action lawsuit (see Note 5), DRC was replaced by Lease Resolution Corporation ("LRC") as the general partner of the Partnership on March 4, 1993. LRC is a Delaware non-stock corporation formed for the sole purpose of acting as the general partner of the Datronic Partnerships.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF FINANCIAL STATEMENTS - The accounting records of the Partnership are being maintained to reflect the interests of each of the classes of limited partners (see Note 6). Each class of limited partner is not a separate legal entity holding title to individual assets nor the obligor of individual liabilities. Accordingly, assets allocated to a specific class of limited partner are available to settle claims of the Partnership as a whole. Additional information consisting of the balance sheets by class of limited partners as of December 31, 1996 and 1995, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partners for the three years ended December 31, 1996 have been prepared to present allocations of the various categories of assets, liabilities, revenue, expenses and cash flows of the Partnership to each of the classes of limited partners in accordance with the Amended Partnership Agreement. In addition, the general partner's equity

                   DATRONIC EQUIPMENT INCOME FUND XIX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

has been allocated to each class of limited partner for purposes of additional information because, the equity attributable to the general partner will be allocated to the limited partners upon final dissolution of the Partnership. For purposes of this additional information, the interests of the Class B and Class C Limited Partners have been combined as "Continuing Limited Partners." At December 31, 1996, the amounts per Unit relating to these two classes are identical with the exception that the per Unit value of Class C Limited Partners is $8.63 per Unit higher than the Class B Limited Partners because in accordance with the 1993 Settlement further described in Note 5, Class Counsel fees and expenses related to the Settlement, net of Datronic Assets, were not allocated to the Class C Limited Partners (see Notes 5 and 9).

  CASH EQUIVALENTS - Cash equivalents are stated at cost, which approximates market, and consist of overnight investments and amounts due (to)from the general partner (LRC) and other Datronic Partnerships.

  NET INVESTMENT IN DIRECT FINANCING LEASES - Net investment in direct financing leases consists of the present value of future minimum lease payments and residuals under non-cancelable lease agreements. Residuals are valued at the estimated fair market value of the underlying equipment at lease termination.

The Partnership's undivided interest in a lease portfolio owned by the Partnership, Fund XVII, Fund XVIII and TELIF is accounted for under the pro rata consolidation method (i.e., the Partnership's pro rata share of the assets, liabilities, revenues and expenses of the lease portfolio is included in the Partnership's financial statements).

Leases are classified as non-performing when it is determined that the only remaining course of collection is litigation. All balances relating to the lease are netted together and no further income is accrued when a lease is classified as non-performing.

Lease income includes interest earned on the present value of lease payments and residuals (recognized over the term of the lease to yield a constant periodic rate of return), late fees, and other lease related items.

  ALLOWANCE FOR LEASE LOSSES - An allowance is recorded to reflect estimated losses inherent in the existing portfolio of leases. Additions to the allowance are made by means of a provision for lease losses, which is charged to expense. Credit losses are deducted from the allowance.

 DUE TO (FROM) GENERAL PARTNER AND OTHER DATRONIC PARTNERSHIPS - In the ordinary course of the Partnership's day-to-day operations, there are occasions when the general partner and/or other Datronic Partnerships owed amounts to and are owed amounts from the

                   DATRONIC EQUIPMENT INCOME FUND XIX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

Partnership. It is the Partnership's policy not to charge (credit) interest on these payable (receivable) balances and to include them as cash equivalents.

  NET EARNINGS (LOSS) PER LIMITED PARTNERSHIP UNIT - Net earnings (loss) per unit is based on net earnings (loss) after giving effect to a 1% allocation to the general partner. The remaining 99% of net earnings (loss) for each of the Liquidating and Continuing Limited Partners is divided by the weighted-average number of units outstanding to arrive at net earnings (loss) per limited partnership unit for each class of limited partner.

  USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - DIVERTED AND OTHER ASSETS:

During the second calendar quarter of 1992, DRC learned that Edmund J. Lopinski, Jr., its president, a director and the majority stockholder (the "Majority Stockholder"), in conjunction with certain other parties, may have diverted approximately $13.3 million of assets (the "Asset Diversions") from the Datronic Partnerships and TELIF (collectively, the "Partnerships"), including $7,325,000 from the Partnership, for his/their direct or indirect benefit.

Amounts diverted from the Partnerships hereafter referred to as the "Diverted Assets", of approximately $13.3 million were subsequently commingled with approximately $10.3 million of other funds and assets (the "Commingled Assets", and together with the Diverted Assets, the "Diverted and Commingled Assets").

Diverted and Commingled Assets of approximately $20.7 million were converted to assets which have been recovered for the benefit of the limited partners ("Recovered Assets"). The remainder of the Diverted and Commingled Assets of approximately $2.9 million was not recovered.

Each of the Partnerships has been assigned an undivided pro-rata share of Recovered Assets based on each Partnership's share of the Diverted Assets hereinafter referred to as "Diverted and other assets". Accordingly, the Partnership's Diverted and other assets is equal to approximately 55.2% of Recovered Assets held for all of the Partnerships. Recovered Assets and the Partnership's interest therein are recorded at aggregate estimated net realizable value. Net realizable value equals cost net of an allowance for loss which

                   DATRONIC EQUIPMENT INCOME FUND XIX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

includes provisions for valuation adjustments, investigation and recovery fees, carrying costs, and costs of disposition. The estimated net realizable value, in the aggregate for all of the Partnerships, of the remaining Recovered Assets as of December 31, 1996 is $7,622,945 and consists primarily of real estate and cash.

During 1996, 1995 and 1994 aggregate provisions for loss from Diverted and other assets were recorded by the Datronic Partnerships in the amounts of $500,000, $1,625,000, and $800,000 respectively (The Partnership's share was $276,160, $897,520 and $441,856 respectively). The $500,000 provision in 1996 results from the settlement of claims during 1996 against Recovered Assets as further described in Note 5. The $1,625,000 provision in 1995 was required primarily due to a further decrease of $2,023,000 in the estimated net realizable value of a real estate development limited partnership interest (thereby reducing it to zero) partially offset by a $400,000 recovery under an employee dishonesty policy. The $800,000 provision in 1994 was required primarily due to a $2,242,000 decrease in the estimated net realizable value of a real estate development limited partnership interest partially offset by a $610,000 increase in the estimated net realizable value of a yacht and a $650,000 recovery under an employee dishonesty insurance policy.

LRC is liquidating the Recovered Assets for the benefit of the Partnerships. LRC anticipates that this process which began in 1992 may take several more years. LRC will distribute funds to the Partnerships as they become available from the liquidation of Recovered Assets.

                   DATRONIC EQUIPMENT INCOME FUND XIX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

The following is a summary of the activity related to Diverted and other assets for the Partnership for the years ended December 31, 1994, 1995, and 1996:

                                                ALLOWANCE
                                  COST          FOR LOSS           NET
                               ----------      ----------       ---------

Diverted and other assets
December 31, 1993              $ 9,969,088    $(2,486,216)     $ 7,482,872

1994 Provision for loss from
  Diverted and other assets          -           (441,856)        (441,856)
                                ----------    -----------      -----------

Diverted and other assets
December 31, 1994                9,969,088     (2,928,072)       7,041,016

Distribution to the
  Partnership in 1995           (1,658,816)         -           (1,658,816)

1995 Provision for loss from
  Diverted and other assets          -           (897,520)        (897,520)
                               ----------      ----------       ----------

Diverted and other assets
December 31, 1995                8,310,272     (3,825,592)       4,484,680

1996 Provision for loss from
  Diverted and other assets          -           (276,160)        (276,160)
                               -----------    -----------       ----------

Diverted and other assets
December 31, 1996               $8,310,272    $(4,101,752)      $4,208,520
                               ===========    ===========       ==========


Due to the volatile nature of real estate values, and the inherent difficulty in estimating future costs and expenses, there exists a possibility that the recorded estimated net realizable value may be materially different than the amounts ultimately realized.

NOTE 4 - RESTRICTED CASH:

At December 31, 1995, Restricted Cash represented the Partnership's 65.245% undivided interest in cash claimed by the Datronic Partnerships which was subject to or may have been impacted by claims made by a former defendant of the Class Action. As further described in Note 5, during 1996 all claims against the cash were released and amounts formerly designated as restricted cash were remitted to the Partnership and are included in cash as of December 31, 1996.

NOTE 5 - LITIGATION:

Class Action Lawsuit

During 1992, a class action lawsuit ("Class Action") was certified on behalf of the limited partners in the Datronic Partnerships ("the Class") against DRC, various officers of DRC and various other parties. The Class Action alleges misuse of funds, violations of the Securities Act of 1934, conversion, and fraud. The Class

                   DATRONIC EQUIPMENT INCOME FUND XIX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

Action was subsequently amended to add, as defendants, Siegan, Barbakoff, Gomberg & Kane (the Datronic Partnerships' former securities counsel) ("Siegan"), Weiss and Company, (the Datronic Partnerships' independent accountants prior to 1990) ("Weiss") and Price Waterhouse (the Datronic Partnerships' independent accountants during 1990 and 1991). The amended complaint alleges breach of contract and breach of fiduciary duty.

During 1993, the United States District Court for the Northern District of Illinois, Eastern Division (the "Court") approved a settlement to resolve certain portions of the suit to enable the operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers (the "Settlement"). The Settlement provided for the appointment of LRC as general partner of the Datronic Partnerships, the retention of New Era Funding Corp. ("New Era") to manage the day-to-day operations of the Datronic Partnerships (See Note 8), and various amendments to the Partnership Agreement (See Note 6). Additionally, the Settlement provided for the transfer of substantially all of DRC's assets net of related debt ("Datronic Assets") to LRC as agent and nominee on behalf of the Datronic Partnerships (see Note 9).

During 1995, the Court dismissed all Class claims against Price Waterhouse. Class Counsel intends to appeal the dismissal order in accordance with Court rules at the appropriate time.

As further described below (see Cross-Claims Against Professionals), during 1995, all Class claims against Siegan were settled.

As further described below (see Other Cross-Claims), during 1996, all Class claims against an individual defendant were settled pending the outcome of certain other Partnership litigation.

Cross-Claims Against Professionals

During 1993, the Datronic Partnerships filed cross-claims against Siegan, Weiss and Price Waterhouse (collectively "Defendants") alleging professional negligence, breach of contract, violations of Section 11 of the Securities Act of 1933 (as to Weiss and Price Waterhouse only) and breach of fiduciary duty (as to Siegan).

The cross claims allege, among other things, that the actions of the Defendants contributed to the improper payment of fees and expense reimbursements ("Operating Distributions") to Datronic. If Operating Distributions were inappropriately paid, the Datronic Partnerships might be deemed to have had a receivable from Datronic for any Operating Distributions inappropriately paid to it. Since all of the assets of Datronic were transferred to LRC for the benefit of the Datronic Partnerships in connection with the Settlement (see
Note 9) and Datronic has subsequently ceased

                   DATRONIC EQUIPMENT INCOME FUND XIX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

operations, such receivables would be uncollectible.

During 1995, the Court approved a settlement of all Class claims and all cross-claims against Siegan, whereby Siegan paid an aggregate amount of $1,775,000 ($425,474 for the Partnership).

During 1995, the Court ruled it did not have jurisdiction with respect to the Datronic Partnerships' cross-claims against Price Waterhouse and Weiss. As a result, the cross-claims, excluding those alleging violations of the Securities Act of 1933, were refiled and are pending in the Circuit Court of Cook County, Illinois.

Other Cross-Claims

During 1992, DRC filed a cross-claim against an individual who is also a defendant of the Class Action seeking recovery of funds in excess of $1 million held in bank accounts maintained in the name of a corporation controlled by the individual. The corporation filed a cross-claim and counter-claim against DRC and others seeking judgment on two promissory notes totaling $1,452,500 allegedly issued by DRC and title to Restricted Cash and certain Recovered Assets.

During 1996, the Court entered an order removing any claim that the aforementioned defendant might have had against the Partnership's Restricted Cash and Recovered Assets. Pursuant to the terms of the order, approximately $725,000 of Recovered Assets (the Partnership's interest therein is approximately $398,000 and is included in Diverted and other assets) will be held in escrow for the potential benefit of the defendant pending the outcome of certain other Partnership litigation (see Other Claims). Furthermore, all other claims made by the defendant and the corporation controlled by the defendant against DRC and the Partnerships were withdrawn.

Secured Lender Litigation

During 1993, in connection with the liquidation of a Recovered Asset, a secured lender filed suit against LRC for an approximate $175,000 loss incurred by the secured lender. The suit was dismissed by the Court during 1995 for failure to state a claim. During 1996 the secured lender filed an appeal.

Other Claims

During 1994, a suit was filed on behalf of certain of the Datronic Partnerships (including the Partnership) involved in the 1990 acquisition of a lease portfolio against the original owner for fraud and breach of contract. During 1995, the Court dismissed the claim for lack of jurisdiction without ruling on its merits. LRC, on behalf of the affected partnerships, filed a revised complaint

                   DATRONIC EQUIPMENT INCOME FUND XIX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

in the Circuit Court of Cook County, Illinois for fraud and breach of contract in the amount of $5.5 million plus punitive damages and interest.

Litigation Costs, Expenses and Fees

Future costs, expenses and fees of the Class Action and any subsequent Class litigation will be paid in such amounts and from such sources as the Court shall determine. Future fees and costs relating to the cross-claims and of other litigation undertaken on behalf of the Partnership will be paid by the Partnership subject to the approval of LRC. It is anticipated that the Datronic Partnerships will continue to expend funds in the future in pursuit of claims described herein. In connection therewith, LRC, on behalf of the Datronic Partnerships, is currently a party to a contingent fee arrangement whereby Counsel for the Partnerships (same as Class Counsel) will charge rates which are less than their normal rates and have a right to receive a contingent fee equal to a percentage of the proceeds, if any, resulting from the cross-claims against professionals.

Due to the uncertainty of the outcome of the pending litigation, no assets have been recorded in the Partnership's financial statements relating to the pending litigation discussed above.


NOTE 6 - PARTNERSHIP AGREEMENT:

In connection with the Settlement described in Note 5, the limited partners individually elected to become Class A, Class B or Class C Limited Partners.

Class A Limited Partners elected to commence liquidation of their interest in the Partnership as of the Settlement Date (March 4, 1993). Accordingly, each Class A Limited Partner received cash distributions (in all probability all of which constituted a return of invested capital) equal to their pro rata share of the net proceeds (cash received less various expenses allowed by the Settlement) from the collection of payments on and the sale or other disposition of assets owned by the Partnership on the Settlement Date ("Existing Assets"), Datronic Assets, Diverted and other assets and temporary investments. In addition, Class A Limited Partners participate in the Class Action.

Class B Limited Partners elected not to commence liquidation of their interest in the Partnership as of the Settlement Date. Until the Liquidating Phase of the Partnership commenced on August 1, 1996 each Class B Limited Partner received cash distributions (in all probability all of which constituted a return of invested capital) equal to 12.5% annually of their Adjusted Capital Contributions or lesser amounts if sufficient cash was not available for distribution ("Target Distributions"). Available

                   DATRONIC EQUIPMENT INCOME FUND XIX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

cash in excess of Target Distributions was invested in equipment and equipment leases ("New Investments") and temporary investments on behalf of the Class B Limited Partners. In addition, Class B Limited Partners participate in the Class Action.

Class C Limited Partners elected not to participate in the Class Action. Therefore, each Class C Limited Partner preserved their claims against DRC and other Defendants, does not participate in Class Action, and did not participate in the Settlement. In all other respects, including distributions from the Partnership, Class C Limited Partners are the same as Class B Limited Partners.

Distributions to Class A Limited Partners were suspended after payment of the October 1, 1995 distribution. Target Distributions to Class B and Class C Limited Partners were reduced to an annual rate of 9% effective with the February 1, 1996 distributions. In accordance with the Partnership Agreement, Class B and Class C Limited Partners received their last Target Distribution on July 1, 1996 and their first Liquidating Distribution on October 1, 1996. Liquidating distributions to Class B and Class C Limited Partners will continue as long as cash is available. If the Partnership obtains funds from pending litigation or additional cash is available for distribution after providing for an orderly liquidation of the Partnership, additional distributions will be made at the appropriate time.

Concurrent with the commencement of the Liquidating Phase on August 1, 1996, the Partnership ceased New Investments and the General Partner began the orderly liquidation of all Partnership assets. The General Partner shall cause the Partnership to establish cash reserves sufficient to satisfy all liabilities of the Partnership and provide for future contingent liabilities of the Partnership. The remaining cash of the Partnership ("Cash Flow Available for Distribution") shall be distributed to the General Partner and the Limited Partners as discussed below.

During the Liquidating Phase, net proceeds from the collection of payments on and the sale or other disposition of Existing Assets, New Investments, Datronic Assets, Diverted and other assets, proceeds from Partnership Litigation, and temporary investments related to the foregoing net of cash reserves for Partnership liabilities discussed above will be apportioned among the Class A, Class B and Class C Limited Partners, each class as a group, in accordance with each class' interest in such assets. After such net proceeds have been apportioned among the classes of Limited Partners, Liquidating Distributions shall be made to Limited Partners within each class in accordance with the positive Capital Account balance of each Limited Partner until all Limited Partners' Capital Account balances are zero, and thereafter pro rata based on the number of units outstanding.

The Amended Partnership Agreements of the Datronic Partnerships

                   DATRONIC EQUIPMENT INCOME FUND XIX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

provide for distributions to LRC, on a quarterly basis, of one percent (1%) of the Cash Flow Available for Distribution (as defined in the Partnership's prospectus). In addition, the Partnerships will reimburse LRC for expenses in excess of distributions paid to LRC. LRC distributions and expense reimbursements are being paid one quarter in advance by the Partnerships to LRC. Such advances are subject to adjustment based on LRC's actual expenses. LRC allocates its expenses to each of the Partnerships based on its activities performed for each of the Partnerships. Commencing July 1, 1996, LRC's expense reimbursement includes amounts previously paid by New Era (See Note 8). LRC is entitled to no other fees or other reimbursements from the Partnership.

For 1996, 1995 and 1994, the following aggregate amounts are recorded by the Datronic Partnerships as distributions and expense reimbursements to LRC:

                                                                        Year ended December 31,
                                                                        -----------------------


                                                                 1996                 1995             1994
                                                                 ----                 ----             ----
1% Distribution                                               $  104,304          $  600,440        $  542,271
Expense Reimbursement in excess
   of the 1% Distribution                                      2,955,260           1,261,078         1,414,302
                                                              ----------          ----------        ----------

Total                                                         $3,059,564          $1,861,518        $1,956,573
                                                              ==========          ==========        ==========


The Partnership's share of these amounts was:

                                                                          Year ended December 31,
                                                                          -----------------------

                                                                  1996                  1995              1994
                                                                  ----                  ----              ----
1% Distribution                                               $   45,426          $  235,994        $  164,527
Expense Reimbursement in excess
   of the 1% Distribution                                        708,463             213,674           317,433
                                                              ----------          ----------        ----------

Total                                                         $  753,889          $  449,668        $  481,960
                                                              ==========          ==========        ==========


During the first quarter of 1997, LRC received an aggregate of $1,525,913 from the Datronic Partnerships consisting of an advance of its 1% distribution and expense reimbursement for the first three months of 1997. The Partnership's share of these amounts was $338,873.

                   DATRONIC EQUIPMENT INCOME FUND XIX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 7 - PARTNERS' EQUITY:

During 1996, distributions paid to the three classes of Limited Partners and to LRC aggregated:

                                   First           Second            Third           Fourth
                                  Quarter         Quarter           Quarter         Quarter           Total
                                  -------         -------           -------         -------           -----
  Limited Partners
    Class A                     $     -         $      -          $      -         $     -          $    -
    Class B                      2,138,899       1,872,637           745,071          398,881        5,155,488
    Class C                          4,219           3,700             1,458            1,121           10,498
                                ----------      ----------        ----------       ----------       ----------

    Total                       $2,143,118      $1,876,337        $  746,529       $  400,002       $5,165,986
                                ==========      ==========        ==========       ==========       ==========


  General Partner               $   14,374      $    9,690        $   12,416       $    8,946       $   45,426
                                ==========      ==========        ==========       ==========       ==========


During 1995, distributions paid to the three classes of Limited Partners and to LRC aggregated:

                                   First           Second            Third           Fourth
                                  Quarter         Quarter           Quarter         Quarter           Total
                                  -------         -------           -------         -------           -----
  Limited Partners
    Class A                     $  149,991      $  249,872        $  249,872       $  304,045      $   953,780
    Class B                      2,557,487       2,602,240         2,604,611        2,847,436       10,611,774
    Class C                          5,051           5,140             5,146            5,624           20,961
                                ----------      ----------        ----------       ----------      -----------

    Total                       $2,712,529      $2,857,252        $2,859,629       $3,157,105      $11,586,515
                                ==========      ==========        ==========       ==========      ===========

  General Partner               $   86,151      $   32,251        $   43,386       $   74,206      $   235,994
                                ==========      ==========        ==========       ==========      ===========



For the year ended December 31, 1996, distributions per Unit by quarter and for the year to the limited partners were:

                                      Class A           Class B            Class C
                                      -------           -------            -------
                 1st                  $   -             $ 12.58            $ 12.58
                 2nd                      -               11.34              11.34
                 3rd                      -                3.70               3.70
                 4th                      -                2.41               3.43
                                      --------          -------            -------

                 Total                $   -             $ 30.03            $ 31.05
                                      ========          =======            =======

For the year ended December 31, 1995, distributions per Unit by quarter and for the year to the limited partners were:

                                      Class A           Class B            Class C
                                      -------           -------            -------
                 1st                     $4.43           $15.41             $15.41
                 2nd                      7.38            15.76              15.76
                 3rd                      7.38            15.76              15.76
                 4th                      8.98            17.15              17.15
                                         -----           ------             ------

                 Total                  $28.17           $64.08             $64.08
                                        ======           ======             ======

                   DATRONIC EQUIPMENT INCOME FUND XIX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


During the period from January 1, 1997 to March 12, 1997, distributions paid to the limited partners and to LRC were:


                          Aggregate           Per Unit
                          ---------           --------
Limited Partners
   Class A                $    -             $    -
   Class B                  498,590          $    3.01
   Class C                    1,405          $    4.30
                          ---------

   Total                  $ 499,995
                          =========

General Partner           $   6,264
                          =========

As further described in Note 6, distributions within each class of units during the Liquidating Phase are based on positive Capital Account balances of each limited partner. Accordingly, for the fourth quarter of 1996, and the period January 1, 1997 to March 12, 1997, amounts shown above as per unit distributions represent the average per unit distribution within each class while actual per unit distributions varied.

At December 31, 1996 and 1995, there were 33,858 Class A Units, 165,574 Class B Units, 327 Class C Units, and one General Partner Unit outstanding.

Funds raised by current members of each Class and cumulative distributions to limited partners by class from the Partnership's formation through December 31, 1996 are:

                                    Funds        Cumulative
                                    Raised     Distributions
                                    ------     -------------
                 Class A       $16,929,575       $11,747,537
                 Class B        82,790,118        56,372,769
                 Class C           159,807           110,654
                               -----------       -----------

                 Total         $99,879,500       $68,230,960
                               ===========       ===========

                   DATRONIC EQUIPMENT INCOME FUND XIX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 8 - MANAGEMENT AGREEMENT:

During 1993, pursuant to the terms of the Settlement, New Era was engaged to manage the affairs of the Partnership (and other Datronic Partnerships) under the direction of LRC in accordance with the terms of the Management Agreement. The Management Agreement was scheduled to terminate upon the latter of March 31, 2003 or the date upon which the Partnerships are terminated. The Management Agreement provided for the Partnerships to compensate New Era as follows:

(1) Expense Reimbursement: an amount equal to the actual amounts expended in the performance of duties under the Management Agreement (the "Total Actual Operating Cost").


(2) Management Fee: an amount equal to the greater of twenty-five percent (25%) of the Total Actual Operating Cost or $1,020,000 per annum.


(3) Reinvestment Fee: an amount equal to two and one-half percent (2 1/2%) of the total amounts invested in equipment leases on behalf of the Partnerships.


(4) Incentive Fee: an amount equal to thirty-seven and one-half percent
    (37 1/2%) of the difference between budgeted and actual operating costs incurred by New Era in the performance of services to the Partnerships during the relevant period.

Under the terms of the Management Agreement, the annual Management Fee and the compensation and benefits of the three principals of New Era, included in the Expense Reimbursement, totaled approximately $2 million per annum.

Effective July 1, 1996, the Court approved a Management Termination Agreement whereby New Era relinquished its responsibilities set forth in the Management Agreement. LRC has assumed the duties previously provided by New Era.
Pursuant to the terms of the Management Termination Agreement, during December, 1996, New Era was paid a termination fee of $3.2 million plus accrued interest from July 1, 1996, and, an aggregate $1.0 million plus accrued interest from July 1, 1996, was paid to the three principals of New Era in exchange for their agreement not to compete with the business of the Partnerships for a period of two years. The Partnership's share of these two payments was $919,902.

                   DATRONIC EQUIPMENT INCOME FUND XIX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

Pursuant to the terms of the Management Agreement and Management Termination Agreement, New Era was paid the following by the Datronic Partnerships:


                                                          Year ended December 31,
                                                  ----------------------------------------
                                             1996                   1995                      1994
                                             ----                   ----                      ----
Expense Reimbursement
and Management Fee                           $3,407,202             $7,492,616                $8,716,867

Reinvestment Fee                                 39,688                546,924                   674,683

Incentive Fee                                     5,809                  -                         -

Termination Fee                               3,267,497                  -                         -

Non-Compete Fee                               1,021,093                  -                         -
                                             ----------             ----------                ----------

     Total                                   $7,741,289             $8,039,540                $9,391,550
                                             ==========             ==========                ==========



The Partnership's share of these amounts was:



                                                          Year ended December 31,
                                                   ---------------------------------------
                                             1996                   1995                      1994
                                             ----                   ----                      ----
Expense Reimbursement
and Management Fee                           $  767,028             $1,910,293                $2,116,776

Reinvestment Fee                                 19,034                256,842                   275,752

Incentive Fee                                     1,518                  -                         -

Termination Fee                                 700,878                  -                         -

Non-Compete Fee                                 219,024                  -                         -
                                              ---------             ----------                ----------

     Total                                   $1,707,482             $2,167,135                $2,392,528
                                             ==========             ==========                ==========


The Expense Reimbursement, Management Fee, and Incentive Fee paid to New Era were allocated among the Datronic Partnerships based on the level of services that New Era performed for each of the Datronic Partnerships. Reinvestment Fees paid to New Era were allocated to the Datronic Partnerships based on the investments in new leases that were made for each specific Datronic Partnership. The Termination Fee and the Non-Compete Fees were allocated to the Datronic Partnerships in accordance with the anticipated future allocation of management fees had the Management Agreement not been terminated.

All amounts paid to New Era and amounts paid to the principals of New Era under the provisions of the agreement not to compete are collectively referred to as "Management Fees - New Era" in the Statements of Revenue and Expenses.

                   DATRONIC EQUIPMENT INCOME FUND XIX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

At December 31, 1996 New Era owed the Partnership $59,130 for amounts previously advanced in excess of expenses incurred. This amount is recorded as due from Management Company in the accompanying balance sheet and was repaid to the Partnership in January 1997.

As part of the Management Termination Agreement, two of the principals of New Era have been retained as consultants to the Datronic Partnerships for the period July 1, 1996 to March 31, 1999. The consulting agreements provide for monthly payments aggregating $200,000 annually per consultant. The payments have been charged to the Partnerships based on the services performed for each of the Partnerships.



NOTE 9 - DATRONIC ASSETS:

In accordance with the Settlement (see Note 5), substantially all of DRC's assets, net of related debt, were transferred to LRC, as nominee and agent for the Datronic Partnerships for the benefit of Class A and Class B Limited Partners.

Each of the Datronic Partnerships has been assigned an undivided pro-rata share of the Datronic Assets by the Court. Accordingly, the Partnership's share is equal to approximately 34.3% of total Datronic Assets. Datronic Assets are recorded at estimated net realizable value which equals estimated value net of liabilities less an allowance for future expenses including provisions for carrying costs, costs of disposition, and other costs. The estimated net realizable value, in the aggregate for the Datronic Partnerships, of the remaining Datronic Assets as of December 31, 1996 is $0 and consists of cash of $800,892 net of an allowance for future expenses of $800,892.

Future gains or losses (if any) related to Datronic Assets will accrue only to the Class A and Class B Limited Partners. Due to the inherent difficulty in estimating future costs and expenses, there exists a possibility that recorded aggregate estimated net realizable value may be materially different than the amounts ultimately realized.

LRC has liquidated substantially all of the Datronic Assets for the benefit of the Partnerships. There are however certain claims pending against Datronic Assets. LRC will distribute the remaining cash to the Datronic Partnerships when all claims have been resolved.

                   DATRONIC EQUIPMENT INCOME FUND XIX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE 10 - INSTALLMENT CONTRACT RECEIVABLE:

At December 31, 1995, installment contract receivable consists of the Partnership's 35.9% undivided interest in an installment contract receivable owned by the Partnership, Fund XVII, Fund XVIII and TELIF. Fund XX also had an installment contract receivable from the same lessee/borrower with identical terms, conditions and collateral. On December 31, 1996, the Partnership received $1,152,297 in full and complete satisfaction of the installment contract receivable described above. Interest income of approximately $908,700, previously unrecognized due to uncertainties surrounding the collectibility of the installment contract receivable, was recognized in the fourth quarter of 1996.

NOTE 11 - CONCENTRATION OF CREDIT RISK:

Leasing activity is conducted throughout the United States, with emphasis in heavily populated states such as California, Florida, New York, and Texas. The cost of equipment under lease typically ranges from $15,000 to $30,000. Such equipment includes, but is not limited to: machine tool equipment, printing and graphic processing equipment, general purpose plant/office equipment, computers and terminals for management information systems, medical equipment, and automotive repair equipment. At December 31, 1996 approximately 4% of the Partnership's net investment in direct financing leases are concentrated in the automotive repair industry (14% for Liquidating and 4% for Continuing Limited Partners).

Of the Partnership's investment in commercial lease paper, one debtor represents approximately 91% of the amount outstanding (see Note 14).

There are no other significant concentrations of business activity in any industry or with any one debtor. The Partnership maintains a security interest in all equipment until the lessee's obligations are fulfilled.

NOTE 12 -  TRANSACTIONS WITH AFFILIATES

The Partnership Agreement prohibits the Partnership and its affiliates from borrowing from any of the Partnerships or otherwise from dealing with any of the Partnerships with respect to the property or assets, except as specifically set forth in the Partnership Agreement. Accordingly, the following transactions may be deemed to have been in violation of the Partnership Agreement.

During 1995 and 1994, LRC authorized the Partnership and Finance Fund I to lease equipment to Computer Rental Corporation of America, Inc., (CRCA) in the aggregate amounts of $536,786 and $100,000 respectively. Amounts due from CRCA were fully repaid during 1996 and as of December 31, 1995 were included in net investment in direct financing leases (see Note 13).

                   DATRONIC EQUIPMENT INCOME FUND XIX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


LRC is holding the stock of CRCA, and during 1995 and 1994, controlled the operations of CRCA for the benefit of Fund XVIII and Fund XX. Therefore, CRCA may be deemed to be an affiliate of LRC and the aforementioned lease transactions may be deemed violations of the Partnership Agreement.

NOTE 13 - NET INVESTMENT IN DIRECT FINANCING LEASES:

The components of the net investment in direct financing leases at December 31, 1996 and 1995 are as follows:

                                                                      December 31, 1996
                                                      ------------------------------------------------

                                                        Liquidating       Continuing
                                                        Limited           Limited
                                                        Partners          Partners         Total
                                                      -----------      ------------     -----------
Minimum lease payments receivable                        $    10,214      $ 6,810,508      $ 6,820,722
Non-performing leases                                         65,081        1,771,808        1,836,889
Estimated residuals                                            1,569            9,155           10,724
Unearned income                                                 (115)        (971,008)        (971,123)
                                                         -----------      -----------      -----------
Net investment in direct
  financing leases before allowance                           76,749        7,620,463        7,697,212
Allowance for lease losses                                   (69,702)      (1,985,963)      (2,055,665)
                                                         -----------      -----------      -----------
Net investment in direct
  financing leases                                       $     7,047      $ 5,634,500      $ 5,641,547
                                                         ===========      ===========      ===========

Amounts currently due
  included in net investment
  in direct financing leases:                            $     7,576      $   261,553      $   269,129
                                                         ===========      ===========      ===========



                                                                      December 31, 1995
                                                      ------------------------------------------------

                                                        Liquidating       Continuing
                                                        Limited           Limited
                                                        Partners          Partners          Total
                                                        ------------      -----------      -----------
Minimum lease payments receivable                       $    147,352      $12,856,187      $13,003,539
Non-performing leases                                        172,362        1,586,502        1,758,864
Estimated residuals                                           36,247          179,069          215,316
Unearned income                                               (9,622)      (2,065,158)      (2,074,780)
                                                        ------------      -----------      -----------
Net investment in direct
  financing leases before allowance                          346,339       12,556,600       12,902,939
Allowance for lease losses                                   (95,934)      (1,662,663)      (1,758,597)
                                                        ------------      -----------      -----------
Net investment in direct
  financing leases                                      $    250,405      $10,893,937      $11,144,342
                                                        ============      ===========      ===========

Amounts currently due
  included in net investment
  in direct financing leases:                           $     30,119      $   653,648      $   683,767
                                                        ============      ===========      ===========

                   DATRONIC EQUIPMENT INCOME FUND XIX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

An analysis of the changes in the allowance for lease losses by Class of Limited Partner for 1995 and 1996 is as follows:

                                                Liquidating           Continuing
                                                  Limited              Limited
                                                 Partners              Partners                Total
                                                 --------              --------                -----
  Balance, beginning
     of 1995                                      $  225,428           $1,733,421             $1,958,849
  Additions(reductions)                              (76,276)             276,276                200,000
  Charge-offs                                        (53,218)            (347,034)              (400,252)
                                                   ----------          ----------             ----------

  Balance, end of 1995                                95,934            1,662,663              1,758,597
  Additions                                              -                525,000                525,000
  Charge-offs                                        (26,232)            (201,700)              (227,932)
                                                  ----------           ----------             ----------

  Balance, end of 1996                            $   69,702           $1,985,963             $2,055,665
                                                  ==========           ==========             ==========

The Partnership leased equipment with lease terms generally ranging from two to five years. Minimum payments scheduled to be received on leases for each of the succeeding five years ending after December 31, 1996 by Class of Limited Partner are as follows:

                                           Liquidating          Continuing
                                             Limited              Limited
                                            Partners              Partners              Total
                                            ---------            ---------              -----
        1997                                 $ 10,214            $ 3,296,543           $ 3,306,757
        1998                                     -                 2,004,082             2,004,082
        1999                                     -                 1,069,308             1,069,308
        2000                                     -                   440,079               440,079
        2001                                     -                       496                   496
                                             --------            -----------           -----------
                                             $ 10,214            $ 6,810,508           $ 6,820,722
                                             ========            ===========           ===========

During 1996, the Partnership and Fund XX each entered into separate lease purchase agreements with Linc Anthem Corporation to sell equipment leases at a discount rate of 11.75% which resulted in aggregate net proceeds of approximately $1.5 million. The Partnership proceeds were approximately $932,000.

NOTE 14 - COMMERCIAL LEASE PAPER:

At December 31, 1996 commercial lease paper consists of non-performing notes receivable from two lease brokers which have been placed on a non-accrual basis whereby no interest income is currently being recorded. These non-performing notes are secured by leases which have been recovered and are being serviced by the Partnership. Payments received on the underlying leases are applied to the note balances as recoveries.

                   DATRONIC EQUIPMENT INCOME FUND XIX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

An allowance for losses has been recorded to provide for estimated losses on the notes. An analysis of the changes in the allowance for losses follows:

                                               Liquidating           Continuing
                                                 Limited              Limited
                                                Partners              Partners               Total
                                                --------              --------               -----
  Balance, beginning
     of 1995                                      $   13,470         $   136,932          $   150,402

  Provision                                            4,238              45,762               50,000
  Charge-offs                                             -                  -                    -
                                                  ----------         -----------          -----------

  Balance, end of 1995                                17,708             182,694              200,402

  Provision                                            1,695              23,305               25,000
  Charge-offs                                            115              (1,955)              (1,840)
                                                  ----------           ---------          -----------

  Balance, end of 1996                            $   19,518          $  204,044          $   223,562
                                                  ==========          ==========          ===========

The accuracy of the allowance for losses may be impacted by numerous factors including some which may be beyond the control of the Partnership. Therefore, it is possible that the amount realized from commercial lease paper may be materially different than the amounts recorded. It is not practical to estimate the fair market value of commercial lease paper due to the absence of a readily available market.

                   DATRONIC EQUIPMENT INCOME FUND XIX, L. P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 15 - INCOME TAXES:

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners. A reconciliation of net loss determined in accordance with generally accepted accounting principles and loss for Federal income tax purposes in total for all Partners and by Class of Partner for the year ended December 31, 1996 follows:

                                                         Liquidating       Continuing
                                           General           Limited          Limited
                                           Partner          Partners         Partners             Total
                                          ---------      -----------       ----------           --------
Net loss per accompanying
  statements                         $    (15,854)     $  (277,666)       $(1,291,861)          $(1,585,381)
Effect of leases treated as
  operating leases for tax
  purposes                                 (2,524)         (42,635)          (207,249)             (252,408)
Effect of principal repayments
  treated as income for tax
  purposes                                (14,156)        (235,247)        (1,166,212)           (1,415,615)
Provision for lease losses                    232            1,791             21,137                23,160
Provision for loss on
  Diverted and other assets                11,306          189,712            929,533             1,130,551
Provision for Class Counsel
  fees and expenses, net                      -            (46,702)          (228,384)             (275,086)

Other, net                                    812           11,547             68,794                81,153
                                        ---------     ------------       ------------          ------------

Loss for Federal income tax
  purposes in total                     $ (20,184)    $   (399,200)    $   (1,874,242)         $ (2,293,626)
                                        =========     ============     ==============          ============



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants or disagreements with accountants on accounting and financial disclosure.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no employees or directors. Pursuant to the terms of the Settlement discussed in Part II, Item 8 - Note 5, LRC became general partner in 1993. LRC was formed in December 1992 in contemplation of the Settlement for the sole purpose of acting as the general partner for each of the Datronic Partnerships. LRC has a nominal net worth. The directors and executive officers of LRC, together with pertinent information concerning each of them is as follows:

       Directors and Executive Officers of Lease Resolution Corp.

LRC, as a non-stock, not-for-profit corporation, does not have stockholders. The executive officers of LRC are also the members of the Board of Directors of LRC. None of the executive officers of LRC were previously affiliated with Datronic. While LRC's duration is perpetual, it is anticipated that it will liquidate and dissolve following the liquidation and dissolution of the last remaining Datronic Partnership.

LRC's Board of Directors and executive officers, together with certain pertinent information regarding their background, are set forth below:

                              Director
      Name                Position and Office                   Since
------------------      --------------------------              -------
Donald D. Torisky       Chairman of the Board and
                        Chief Executive Officer                  12/92

Robert P. Schaen        Vice-Chairman of the Board and
                        Chief Financial Officer                  12/92

Arthur M. Mintz         Vice-Chairman of the Board and
                        General Counsel                          12/92

Donald D. Torisky, age 58, has been associated with LRC since its inception in 1992. Mr. Torisky is also President of Barrington Management and Consulting, Inc. where he has coordinated Management consulting opportunities for national and international Fortune 500 finance companies prior to March 1993. From 1987 to 1990, Mr. Torisky worked with the TransAmerica Corporation as an Executive Vice-President and board member of the TransAmerica Finance Group. Mr. Torisky also served as the President and Chief Executive Officer of TransAmerica Commercial Finance Corporation. With TransAmerica, Mr. Torisky managed and directed a diversified financial service portfolio of $4.6 billion with branches in the United States, Canada, the United Kingdom and Australia. From 1962 to 1987, Mr. Torisky was with the Borg-Warner Corporation. In 1983 he became President and Chief Executive Officer of Borg-Warner Financial Services and an officer of Borg-Warner Corp. Mr. Torisky has completed the Advanced Management Program at the Harvard Graduate School of Business Administration. Mr. Torisky served honorably in the United States Marine Corps, and holds a license in life, accident, and health insurance and a Series 6 NASD license.

Robert P. Schaen, age 70, has been associated with LRC since its inception in 1992. Prior to his association with LRC, Mr. Schaen retired from Ameritech in 1991 after 39 years of service with the Bell System and Ameritech. At his retirement he was the Vice-President and Comptroller of Ameritech. He started his Bell System career with New York Telephone Company in 1952, was promoted and transferred to AT&T in 1962, and thereafter, promoted and transferred to Illinois Bell Telephone Company in 1965 where he managed personnel, accounting, data systems and general operations prior to being elected Comptroller and Assistant Secretary. In 1983, Mr. Schaen was named Vice-President and Comptroller of Ameritech. Mr. Schaen served as a naval officer in the Pacific Theater during World War II and retired from the Naval Reserve Intelligence Service in 1968 with the rank of Commander. He graduated from Hobart College in Geneva, New York in 1948 and after graduation remained there as a mathematics and statistics instructor. In 1967 Mr. Schaen completed the Advanced Management Program at the Harvard Graduate School of Business Administration.

Arthur M. Mintz, age 60, has been associated with LRC since its inception in 1992. Mr. Mintz is also Chairman of the Board of Olicon Imaging Systems, Inc., which was founded in 1991. Olicon Imaging Systems, Inc. is a teleradiology company serving approximately 800 hospitals nationwide. Since 1987, he has also served as President of AMRR Leasing Corporation and Vice President and General Counsel of Mobile M.R. Venture, Ltd. In 1983, Mr. Mintz was a founder of Diasonics, Incorporated and served as its Corporate Counsel. Diasonics was listed on the New York Stock Exchange prior to its acquisition by Elsinth in 1995. In 1957, Mr. Mintz obtained a Bachelor of Arts Degree from Northwestern University and in 1959, obtained his J.D. from Northwestern University School of Law. Thereafter, Mr. Mintz served in the United States Army and was honorably discharged. From 1965 to 1982, Mr. Mintz was a principal with the law firms of Mintz, Raskin, Rosenberg, Lewis & Cohen (1965-1975), Mintz, Raskin and Lewis (1975-1979), and Arthur M. Mintz, Ltd., P.C. (1979-1982).

Any change in the compensation of a director of LRC must be approved by the other two non-interested members of the Board of Directors.


ITEM 11- MANAGEMENT REMUNERATION

The Partnership has no officers or directors and instead, prior to July 1, 1996, was managed by New Era, as manager, under the supervision and direction of LRC, as general partner. Effective July 1, 1996, LRC assumed full responsibility for management of the Datronic Partnerships.

The Partnership Agreement, as amended, provides for LRC and New Era to receive reimbursement for their operating expenses incurred in relation to their functions as General Partner and Manager, respectively, of the Datronic Partnerships. These reimbursements as well as other fees paid to New Era are detailed in Note 8 to the Partnership's financial statements included in Item 8.

Compensation paid to the Chief Executive Officer of LRC during 1996 was as follows:

           Chairman of the
           Board and Chief                                    All Other
          Executive Officer             Salary             Compensation(b)
          -----------------             ------             ------------
          Donald D. Torisky             $406,905              $9,000(a)

       (a) Represents the value of LRC's contribution to LRC's Simplified Employee Pension Plan allocable to Mr. Torisky for services rendered during 1996.

       (b) Information concerning Bonus, Other Annual Compensation, Restricted Stock Award, Option/SARs and LTIP Payouts is Not Applicable

This compensation was included in LRC's operating expenses reimbursed by all Datronic Partnerships. The Partnership's share of such expense reimbursements, including the 1% of Cash Flow Available for Distribution, was 24.64%.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no officers or directors and instead, prior to July 1, 1996, was managed by New Era, as manager, under the supervision and direction of LRC, as general partner. Effective July 1, 1996, LRC assumed full responsibility for management of the Datronic Partnerships.

The Partnership Agreement, as amended, provides for LRC and New Era to receive reimbursement for their operating expenses incurred in relation to their functions as General Partner and Manager, respectively, of the Datronic Partnerships. These reimbursements as well as other fees paid to New Era are detailed in Note 8 to the Partnership's financial statements included in Item 8.

                                    PART IV




ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements
          See index to Financial Statements included in Item 8 of this report.

     (2)  Financial Statement Schedules
          None.

     (3)  Exhibits

          The Exhibits listed in the Exhibit Index immediately following the Signature page are filed as a part of this report.

(b)  Reports on Form 8-K

     The Partnership filed a Form 8K, dated December 12, 1996, disclosing the approval of a Management Termination Agreement. (See Item 8, Note 8)

     The Partnership filed a Form 8K, dated January 7, 1997, concerning the disposition of a significant asset. (See Item 8, Note 10)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March 1997.


                   DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

March 26, 1997              By: Lease Resolution Corporation,
                                General Partner

                            By:  /s/ Donald D. Torisky
                                -------------------------------
                                Donald D. Torisky
                                Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


By:   /s/ Donald D. Torisky                                  March 26, 1997
     ------------------------------
     Donald D. Torisky
     Chairman and Chief Executive Officer,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XIX, L.P.



By:   /s/ Robert P. Schaen                                   March 26, 1997
     ------------------------------
     Robert P. Schaen
     Vice-Chairman and
     Chief Financial Officer,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XIX, L.P.



By:   /s/ Arthur M. Mintz                                    March 26, 1997
     ------------------------------
     Arthur M. Mintz
     Vice-Chairman and General Counsel,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XIX, L.P.

                           EXHIBIT INDEX
                           -------------

EXHIBIT NO.                  DESCRIPTION
------------                 -----------
     10                      Management Termination Agreement,
                             effective July 1, 1996.

     27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.