Form 10-Q
period 1997-03-31
DATRONIC EQUIPMENT INCOME FUND XIX L P
filed 1997-05-12
CIK 859072

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934
                       ---------------------------------


For the Quarter Ended
    March 31, 1997                              Commission File Number  0-19466
---------------------                           --------------------------------



                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)


      Delaware                                             36-3684373
--------------------                                ----------------------------
  State or other                                    IRS Employer Identification
  jurisdiction of                                   Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312                   Schaumburg, Illinois 60173
---------------------------------                   --------------------------
Address of principal                                     City, State, Zip Code
executive offices

Registrant's telephone number:                             (847) 240-6200
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

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

                         PART I - FINANCIAL INFORMATION

Item 1.
-------


  Index to Financial Statements

    Balance Sheets

      March 31, 1997 (unaudited)                                              3

      December 31, 1996                                                       4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended March 31, 1997                               5

      For the three months ended March 31, 1996                               6

    Statements of Changes in Partners' Equity

      For the three months ended March 31, 1997                               7
        (unaudited)

    Statements of Cash Flows (unaudited)

      For the three months ended March 31, 1997                               8

      For the three months ended March 31, 1996                               9

    Notes to Financial Statements (unaudited)                                10


Item 2.
-------

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                       11 - 13



                         PART II - OTHER INFORMATION

Items 1-6.                                                                   14
----------


                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                                 BALANCE SHEETS

                                 March 31, 1997
                                  (Unaudited)


                                                       Liquidating             Continuing
                                                         Limited               Limited
                                                        Partners               Partners                Total
                                                       ----------             ----------             ---------
ASSETS
------

Cash and cash equivalents                                $1,393,662            $ 2,329,944           $ 3,723,606
Investments in commercial lease
  paper, net                                                  8,428                 59,607                68,035
Net investment in direct
  financing leases                                            2,463              4,708,970             4,711,433
Diverted and other assets, net                              713,344              3,495,176             4,208,520
Datronic assets, net                                           -                      -                     -
                                                         ----------            -----------           -----------

                                                         $2,117,897            $10,593,697           $12,711,594
                                                         ==========            ===========           ===========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and
  accrued expenses                                       $   22,185            $   130,512           $   152,697
Lessee rental deposits                                       68,668                436,737               505,405
                                                         ----------            -----------           -----------

Total liabilities                                            90,853                567,249               658,102


Total partners' equity                                    2,027,044             10,026,448            12,053,492
                                                         ----------            -----------           -----------

                                                         $2,117,897            $10,593,697           $12,711,594
                                                         ==========            ===========           ===========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                                 BALANCE SHEETS

                                December 31, 1996

                                                     Liquidating           Continuing
                                                       Limited               Limited
                                                      Partners              Partners               Total
                                                     ----------            ----------            ---------
ASSETS
------

Cash and cash equivalents                              $1,446,892           $ 2,130,637           $ 3,577,529
Due from management company                                 7,747                51,383                59,130
Investments in commercial
  lease paper, net                                         10,035                74,458                84,493
Net investment in direct
  financing leases                                          7,047             5,634,500             5,641,547
Diverted and other
  assets, net                                             713,344             3,495,176             4,208,520
Datronic assets, net                                         -                   -                     -
                                                       ----------           -----------           -----------


                                                       $2,185,065           $11,386,154           $13,571,219
                                                       ==========           ===========           ===========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and
  accrued expenses                                     $   39,992           $   226,286           $   266,278
Lessee rental deposits                                     76,715               491,052               567,767
                                                       ----------           -----------           -----------

Total liabilities                                         116,707               717,338               834,045

Total partners' equity                                  2,068,358            10,668,816            12,737,174
                                                       ----------           -----------           -----------

                                                       $2,185,065           $11,386,154           $13,571,219
                                                       ==========           ===========           ===========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                   For the three months ended March 31, 1997
                                  (Unaudited)


                                                    Liquidating           Continuing
                                                      Limited               Limited
                                                     Partners              Partners                Total
                                                    ----------            ----------             ---------
Revenue:
  Lease income                                       $   2,340            $  194,407             $  196,747
  Interest income                                        4,828                35,439                 40,267
                                                     ---------            ----------             ----------

                                                         7,168               229,846                237,014
                                                     ---------            ----------             ----------

Expenses:
  General Partner's
    expense reimbursement                               54,400               311,865                366,265
  Professional fees                                     15,240                89,260                104,500
  Other operating expenses                               3,250                17,498                 20,748
  Credit for lease losses                              (24,408)              (49,592)               (74,000)
                                                     ---------           -----------             ----------

                                                        48,482               369,031                417,513
                                                     ---------            ----------             ----------


Net loss                                             $ (41,314)           $ (139,185)            $ (180,499)
                                                     =========            ==========             ==========

Net loss -
  General Partner                                    $    (413)           $   (1,392)             $  (1,805)
                                                     =========            ==========              =========

Net loss -
  Limited Partners                                   $ (40,901)           $ (137,793)             $(178,694)
                                                     =========            ==========              =========

Net loss per limited
  partnership unit                                      $(1.21)              $  (.83)
                                                        ======               =======

Weighted average number
  of limited partnership units
  outstanding                                           33,858               165,901
                                                        ======               =======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                   For the three months ended March 31, 1996
                                  (Unaudited)


                                                          Liquidating         Continuing
                                                           Limited              Limited
                                                           Partners            Partners               Total
                                                          ----------          ----------            ---------
Revenue:
  Lease income                                            $  10,851           $  388,116           $  398,967
  Interest income                                             8,896               55,578               64,474
                                                          ---------           ----------           ----------

                                                             19,747              443,694              463,441
                                                          ---------           ----------           ----------

Expenses:
  Amortization of organization
    and equipment acquisition costs                          18,577               91,021              109,598
  Management fees-New Era                                    47,365              387,482              434,847
  General Partner's
    expense reimbursement                                    30,973              151,759              182,732
  Professional fees                                          22,501              113,265              135,766
  Other operating expenses                                    4,172               34,043               38,215
                                                          ---------           ----------           ----------

                                                            123,588              777,570              901,158
                                                          ---------           ----------           ----------


Net loss                                                  $(103,841)          $ (333,876)          $ (437,717)
                                                          =========           ==========           ==========

Net loss -
  General Partner                                         $  (1,038)          $   (3,339)           $  (4,377)
                                                          =========           ==========            =========

Net loss -
  Limited Partners                                        $(102,803)          $ (330,537)           $(433,340)
                                                          =========           ==========            =========

Net loss per limited
  partnership unit                                           $(3.04)             $ (1.99)
                                                             ======              =======

Weighted average number
  of limited partnership units
  outstanding                                                33,858              165,901
                                                             ======              =======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)



                                                                    Liquidating           Continuing
                                                  General             Limited              Limited             Total
                                                 Partner's            Partners'            Partners'          Partners'
                                                  Equity               Equity              Equity              Equity
                                                 --------             --------             --------           --------
Balance, December 31, 1996                      $(730,106)*          $2,141,949          $11,325,331        $12,737,174

  Distributions to partners                        (3,188)                 -                (499,995)          (503,183)
  Net loss                                         (1,805)              (40,901)            (137,793)          (180,499)
  Allocation of General
    Partner's Equity                              735,099               (74,004)            (661,095)              -
                                                ---------            ----------          -----------        -----------


Balance, March 31, 1997                         $    -               $2,027,044          $10,026,448        $12,053,492
                                                =========            ==========          ===========        ===========



* Balance as previously reported was $0 due to allocation of $73,591 and $656,515 to Liquidating and Continuing Limited Partners' Equity, respectively.





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                            STATEMENTS OF CASH FLOWS

                   For the three months ended March 31, 1997
                                  (Unaudited)

                                                         Liquidating         Continuing
                                                           Limited            Limited
                                                          Partners            Partners             Total
                                                         ----------          ----------          ---------
Cash flows from operating
  activities:
  Net loss                                               $  (41,314)         $ (139,185)         $ (180,499)
  Adjustments to reconcile
    net loss to net cash used
    in operating activities:
    Credit for lease loss                                   (24,408)            (49,592)            (74,000)
    Changes in assets and
      liabilities:
      Accounts payable and
        accrued expenses                                    (17,807)            (95,774)           (113,581)
      Lessee rental deposits                                 (8,047)            (54,315)            (62,362)
      Due from management
        company                                               7,747              51,383              59,130
                                                         ----------          ----------          ----------

                                                            (83,829)           (287,483)           (371,312)
                                                         ----------          ----------          ----------

Cash flows from investing
  activities:
  Principal collections on
    leases                                                   28,992             975,122           1,004,114
  Repayments of commercial
    lease paper                                               1,607              14,851              16,458
                                                          ---------          ----------          ----------

                                                             30,599             989,973           1,020,572
                                                          ---------          ----------          ----------

Cash flows from financing
  activities:
  Distributions to
    Limited Partners                                           -               (499,995)           (499,995)
  Distributions to
    General Partner                                            -                 (3,188)             (3,188)
                                                          ---------          ----------          ----------

                                                               -               (503,183)           (503,183)
                                                          ---------          ----------          ----------

Net increase (decrease) in
  cash and cash equivalents                                 (53,230)            199,307             146,077

Cash and cash equivalents:
  Beginning of year                                       1,446,892           2,130,637           3,577,529
                                                         ----------          ----------          ----------

  End of first quarter                                   $1,393,662          $2,329,944          $3,723,606
                                                         ==========          ==========          ==========




                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                            STATEMENTS OF CASH FLOWS

                   For the three months ended March 31, 1996
                                  (Unaudited)

                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners               Total
                                                      --------             --------               -----
Cash flows from operating
  activities:
  Net loss                                            $ (103,841)          $ (333,876)          $ (437,717)
  Adjustments to reconcile
    net loss to net cash used
    in operating activities:
    Amortization expense                                  18,577               91,021              109,598
    Changes in assets and
      liabilities:
      Accounts payable and
        accrued expenses                                 (14,915)             (91,199)            (106,114)
      Lessee rental deposits                              (9,999)             (48,924)             (58,923)
      Due to management
        company                                              102              (27,733)             (27,631)
                                                      ----------           ----------           ----------

                                                        (110,076)            (410,711)            (520,787)
                                                      ----------           ----------           ----------

Cash flows from investing
  activities:
  Purchases of lease
    receivables                                             -                (919,590)            (919,590)
  Principal collections
    on leases                                            114,168            1,479,989            1,594,157
  Sale of leases                                            -                 931,931              931,931
  Repayments of commercial
    lease paper                                            3,427               35,213               38,640
  Principal collections on
    installment contract
    receivable                                            16,380               80,259               96,639
                                                      ----------           ----------           ----------

                                                         133,975            1,607,802            1,741,777
                                                      ----------           ----------           ----------

Cash flows from financing
  activities:
  Distributions to
    Limited Partners                                        -              (2,143,118)          (2,143,118)
  Distributions to
    General Partner                                         -                 (14,374)             (14,374)
                                                      ----------           ----------           ----------

                                                            -              (2,157,492)          (2,157,492)
                                                      ----------           ----------           ----------

Net increase (decrease) in
  cash and cash equivalents                               23,899             (960,401)            (936,502)

Cash and cash equivalents:
  Beginning of year                                    1,219,379            2,056,790            3,276,169
                                                      ----------           ----------           ----------

  End of first quarter                                $1,243,278           $1,096,389           $2,339,667
                                                      ==========           ==========           ==========


                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1997
                                  (Unaudited)
NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XIX, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on December 22, 1989 for the purpose of acquiring and leasing both high-and low-technology equipment. Reference is made to Notes 3, 4, 5, and 6 to the Partnership's financial statements included in the 1996 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement which occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1996 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 1996 Form 10-K.

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

NOTE 4 - LEASE PORTFOLIO SALE:

During the three months ended March 31, 1996, the Partnership and Datronic Equipment Income Fund XX, L.P. each entered into separate agreements to sell equipment leases at a discount rate of 11.75% which resulted in aggregate net proceeds of approximately $1.5 million. The Partnership's share of the proceeds was approximately $932,000.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1996 through March 31, 1997. The discussion and analysis of results of operations is for the three month period ended March 31, 1997 as compared to the corresponding period in 1996.

Financial Condition, Liquidity and Capital Resources

During the three months ended March 31, 1997, Partnership assets continued to be converted to cash in order to, generally, pay Partnership operating expenses and make distributions to limited partners.

Investment in commercial lease paper, net decreased an aggregate of approximately $16,000 during the three months ended March 31, 1997 due to scheduled principal collections.

Net investment in direct financing leases decreased approximately $930,000 during the three months ended March 31, 1997. This decrease is primarily attributable to principal collections of approximately $1,004,000, partially offset by a credit for lease loss of $74,000.

Accounts payable and accrued expenses decreased approximately $114,000 during the three months ended March 31, 1997 primarily due to payment of accrued legal fees and sales and use taxes.

Lessee rental deposits decreased approximately $62,000 for the three months ended March 31, 1997 resulting from payments made to lessees.

In the aggregate, partners' equity decreased approximately $684,000 during the three months ended March 31, 1997 due to a net loss of approximately $181,000 and distributions to partners of approximately $503,000.

During the three months ended March 31, 1997, the Partnership's operating activities resulted in a use of approximately $371,000 of cash. This was due principally to a net loss of approximately $180,000 and decreases in accounts payable, accrued expenses and lessee rental deposits of approximately $176,000 and a non-cash credit for lease loss of $74,000, partially offset by a decrease in due from management company of approximately $59,000. During the period, cash flows from investing activities aggregated approximately $1,021,000 comprised of principal collections on leases of approximately $1,004,000 and collections of commercial lease paper of approximately $16,000. Cash flows used for financing activities of approximately $503,000, consisted of distributions to limited partners of approximately $500,000 and the general partner of approximately $3,000.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from lessees under the leases owned by the Partnership. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of other assets of the Partnership including, without limitation, Diverted and other assets and portions of the Partnership's lease portfolios which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations, provide for the ongoing pursuit of litigation and an orderly liquidation of the Partnership. Distributions to Liquidating Limited Partners were suspended after the October 1, 1995 distribution. Distributions to the Continuing Limited Partners will continue as long as cash is available. It is unlikely that any additional distributions to Liquidating Limited Partners will be made until all remaining assets are liquidated and the pending litigation is resolved.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 3, 5 and 9 to the Partnership's financial statements included in the 1996 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions to Liquidating Limited Partners will be made until all remaining assets are liquidated and the pending litigation is resolved, and the amount of future distributions, if any, to the Limited Partners is likely to be significantly less than the amount of partners' equity reflected in the March 31, 1997 Balance Sheets (see financial statements included in Item 1).

Results of Operations

Lease income decreased approximately $202,000 for the three month period ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to the declining lease portfolio.

Interest income decreased approximately $24,000 for the three month period ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to an early payoff of an installment contract receivable in December, 1996 partially offset by additional interest earned as a result of increased cash balances.

Amortization of organization and equipment acquisition costs decreased approximately $110,000 due to these costs becoming fully amortized as of June, 1996.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis pursuant to a Management Agreement which was terminated effective June 30, 1996. Accordingly, fees paid to New Era amounted to zero for the three months ended March 31, 1997 as compared to $435,000 for the same period in 1996. Subsequent to June 30, 1996 the General Partner has assumed responsibility for day-to-day management of the Partnership and the corresponding costs and expenses are included in General Partner's expense reimbursement. See Note 8 to the Partnership's financial statements included in the 1996 Form 10-K.

The General Partner's expense reimbursement represents amounts paid to LRC in its capacity as general partner in excess of general partner distributions. Total amounts paid to LRC for the three months ended March 31, 1997 were approximately $369,000 ($366,000 representing the general partner's expense reimbursement and $3,000 representing general partner distributions) as compared to $197,000 ($183,000 representing the general partner's expense reimbursement and $14,000 representing general partner distributions) for the three months ended March 31, 1996. The increase of approximately $172,000 results from expenses of approximately $206,000 incurred in 1997 to manage the day-to-day operations of the Partnership due to the termination of the Management Agreement with New Era as of June 30, 1996 (see Note 8 to the Partnership's financial statements included in the 1996 Form 10-K), partially offset by an overall decrease in all other expenses of approximately $34,000.

Professional fees decreased approximately $31,000 for the three month period ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to decreased legal fees relating to Partnership claims against former accountants and others, and audit fees.

Other operating expenses decreased approximately $17,000 for the three month period ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to reductions in bank charges, UCC filing fees, and miscellaneous expenses partially offset by increases in printing and postage expenses.

Credit for lease losses reflects Management's ongoing assessment of potential losses inherent in the lease portfolio and actual lease collections on certain leases in excess of those anticipated in prior years.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1996 Form 10-K for a discussion of material legal proceedings involving the Partnership.


ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of May 1997.





                                     DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                     Registrant





                                By:  /s/DONALD D. TORISKY
                                     -------------------------
                                     Donald D. Torisky
                                     Chairman and Chief Executive Officer,
                                     Lease Resolution Corporation
                                     General Partner of
                                     Datronic Equipment Income Fund XIX, L.P.




                                By:  /s/ROBERT P. SCHAEN
                                     ------------------------
                                     Robert P. Schaen
                                     Vice-Chairman and Chief Financial Officer,
                                     Lease Resolution Corporation
                                     General Partner of
                                     Datronic Equipment Income Fund XIX, L.P.

                                 EXHIBIT INDEX



EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
   27                         Financial Data Schedule, which is
                              submitted electronically to the
                              Securities and Exchange Commission
                              for information only and not filed.