Form 10-Q
period 1997-06-30
DATRONIC EQUIPMENT INCOME FUND XIX L P
filed 1997-08-13
CIK 859072

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934
                       ----------------------------------


For the Quarter Ended
    June 30, 1997                                Commission File Number  0-19466
---------------------                            -------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)


     Delaware                                                 36-3684373
---------------------                                ---------------------------
  State or other                                     IRS Employer Identification
  jurisdiction of                                                Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312                     Schaumburg, Illinois 60173
---------------------------------                     --------------------------
  Address of principal                                   City, State, Zip Code
  executive offices

Registrant's telephone number:                               (847) 240-6200
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

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

PART I - FINANCIAL INFORMATION

Item 1.


  Index to Financial Statements

    Balance Sheets

      June 30, 1997 (unaudited)                                        3

      December 31, 1996                                                4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 1997                         5

      For the three months ended June 30, 1996                         6

      For the six months ended June 30, 1997                           7

      For the six months ended June 30, 1996                           8

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 1997
        (unaudited)                                                    9

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 1997                          10

      For the six months ended June 30, 1996                          11

    Notes to Financial Statements (unaudited)                         12


Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                13 - 16



PART II - OTHER INFORMATION

Items 1-6.                                                            17

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                                 June 30, 1997
                                  (Unaudited)


                                                       Liquidating         Continuing
                                                         Limited            Limited
                                                        Partners            Partners              Total
                                                       ----------          ----------           ---------
ASSETS

Cash and cash equivalents                             $1,323,804          $ 2,240,123          $ 3,563,927
Investments in commercial lease
  paper, net                                               4,876               31,437               36,313
Net investment in direct
  financing leases                                          -               4,033,311            4,033,311
Diverted and other assets, net                           713,344            3,495,176            4,208,520
Datronic assets, net                                        -                    -                    -
                                                      ----------          -----------          -----------

                                                      $2,042,024          $ 9,800,047          $11,842,071
                                                      ==========          ===========          ===========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                            $   18,523          $   101,154          $   119,677
Lessee rental deposits                                    54,157              348,971              403,128
                                                      ----------          -----------          -----------

Total liabilities                                         72,680              450,125              522,805


Total partners' equity                                 1,969,344            9,349,922           11,319,266
                                                      ----------          -----------          -----------

                                                      $2,042,024          $ 9,800,047          $11,842,071
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

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1997
                                  (Unaudited)


                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners                Total
                                                     ----------           ----------             ---------
Revenue:
  Lease income                                       $   1,673            $  161,370             $  163,043
  Interest income                                        5,533                35,086                 40,619
                                                     ---------           -----------             ----------

                                                         7,206               196,456                203,662
                                                     ---------           -----------             ----------

Expenses:
  General Partner's
    expense reimbursement                               58,993               322,515                381,508
  Professional fees                                     16,738                97,882                114,620
  Other operating expenses                                 226                 1,522                  1,748
  Credit for lease losses                              (11,051)              (54,146)               (65,197)
                                                     ---------           -----------             ----------

                                                        64,906               367,773                432,679
                                                     ---------            ----------             ----------


Net loss                                             $ (57,700)           $ (171,317)            $ (229,017)
                                                     =========            ==========             ==========

Net loss -
  General Partner                                    $    (577)           $   (1,713)             $  (2,290)
                                                     =========            ==========              =========

Net loss -
  Limited Partners                                   $ (57,123)           $ (169,604)             $(226,727)
                                                     =========            ==========              =========

Net loss per limited
  partnership unit                                      $(1.69)              $ (1.02)
                                                        ======               =======

Weighted average number
  of limited partnership units
  outstanding                                           33,858               165,901
                                                        ======               =======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1996
                                  (Unaudited)


                                                          Liquidating         Continuing
                                                            Limited             Limited
                                                            Partners           Partners               Total
                                                           ----------         ----------            ---------
Revenue:
  Lease income (loss)                                     $ (12,213)           $ 223,061            $ 210,848
  Interest income                                            36,625              206,714              243,339
                                                          ---------            ---------            ---------

                                                             24,412              429,775              454,187
                                                          ---------            ---------            ---------

Expenses:
  Amortization of organization
    and equipment acquisition costs                           7,043               34,507               41,550
  Management fees-New Era                                    46,293              305,367              351,660
  General Partner's expense
    reimbursement                                             9,394               46,029               55,423
  Professional fees                                          16,246               86,584              102,830
  Other operating expenses                                    1,250                6,562                7,812
  Provision for lease losses                                    -                175,000              175,000
                                                          ---------            ---------            ---------

                                                             80,226              654,049              734,275
                                                          ---------            ---------            ---------


Net loss                                                  $ (55,814)           $(224,274)           $(280,088)
                                                          =========            =========            =========

Net loss -
  General Partner                                         $    (558)           $  (2,243)           $  (2,801)
                                                          =========            =========            =========

Net loss -
  Limited Partners                                        $ (55,256)           $(222,031)           $(277,287)
                                                          =========            =========            =========

Net loss per limited
  partnership unit                                           $(1.63)             $ (1.34)
                                                             ======              =======

Weighted average number
  of limited partnership units
  outstanding                                                33,858              165,901
                                                             ======              =======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1997
                                  (Unaudited)

                                                      Liquidating         Continuing
                                                        Limited             Limited
                                                       Partners            Partners               Total
                                                      -----------         ----------            ---------
Revenue:
  Lease income                                         $   4,013           $  355,777           $  359,790
  Interest income                                         10,361               70,525               80,886
                                                       ---------           ----------           ----------

                                                          14,374              426,302              440,676
                                                       ---------           ----------           ----------

Expenses:
  General Partner's
    expense reimbursement                                113,393              634,380              747,773
  Professional fees                                       31,978              187,142              219,120
  Other operating expenses                                 3,476               19,020               22,496
  Credit for lease losses                                (35,459)            (103,738)            (139,197)
                                                        --------           ----------           ----------

                                                         113,388              736,804              850,192
                                                       ---------           ----------           ----------


Net loss                                               $ (99,014)          $ (310,502)          $ (409,516)
                                                       =========           ==========           ==========

Net loss -
  General Partner                                      $    (990)          $   (3,105)          $   (4,095)
                                                       =========           ==========           ==========

Net loss -
  Limited Partners                                     $ (98,024)          $ (307,397)          $ (405,421)
                                                       =========           ==========           ==========

Net loss per limited
  partnership unit                                        $(2.90)             $ (1.85)
                                                          ======              =======

Weighted average number
  of limited partnership units
  outstanding                                             33,858              165,901
                                                          ======              =======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1996
                                  (Unaudited)


                                                      Liquidating           Continuing
                                                        Limited              Limited
                                                        Partners             Partners              Total
                                                       ----------           ----------           ---------
Revenue:
  Lease income (loss)                                  $  (1,362)           $ 611,177            $ 609,815
  Interest income                                         45,521              262,292              307,813
                                                       ---------            ---------            ---------

                                                          44,159              873,469              917,628
                                                       ---------            ---------            ---------

Expenses:
  Amortization of organization
    and equipment acquisition costs                       25,620              125,528              151,148
  Management fees-New Era                                 93,658              692,849              786,507
  General Partner's expense
    reimbursement                                         40,367              197,788              238,155
  Professional fees                                       38,747              199,849              238,596
  Other operating expenses                                 5,421               40,604               46,025
  Provision for lease losses                                 -                175,000              175,000
                                                       ---------            ---------            ---------

                                                         203,813            1,431,618            1,635,431
                                                       ---------            ---------            ---------


Net loss                                               $(159,654)           $(558,149)           $(717,803)
                                                       =========            =========            =========

Net loss -
  General Partner                                      $  (1,597)           $  (5,581)           $  (7,178)
                                                       =========            =========            =========

Net loss -
  Limited Partners                                     $(158,057)           $(552,568)           $(710,625)
                                                       =========            =========            =========

Net loss per limited
  partnership unit                                        $(4.67)             $ (3.33)
                                                          ======              =======

Weighted average number
  of limited partnership units
  outstanding                                             33,858              165,901
                                                          ======              =======





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)



                                                             Liquidating       Continuing
                                              General          Limited           Limited               Total
                                             Partner's        Partners'         Partners'            Partners'
                                              Equity           Equity            Equity               Equity
                                             --------         --------          --------             --------
Balance, December 31, 1996                 $(730,106)*      $2,141,949         $11,325,331          $12,737,174

  Distributions to partners                   (8,238)           -               (1,000,154)          (1,008,392)
  Net loss                                    (4,095)          (98,024)           (307,397)            (409,516)
  Allocation of General
    Partner's Equity                         742,439           (74,581)           (667,858)                -
                                            --------        ----------         -----------          -----------


Balance, June 30, 1997                     $   -0-          $1,969,344         $ 9,349,922          $11,319,266
                                           =========        ==========         ===========          ===========



* Balance as previously reported was $0 due to allocation of $73,591 and $656,515 to Liquidating and Continuing Limited Partners' Equity, respectively.





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1997
                                  (Unaudited)

                                                          Liquidating         Continuing
                                                            Limited            Limited
                                                           Partners            Partners             Total
                                                          ----------          ----------          ---------
Cash flows from operating
  activities:
  Net loss                                               $  (99,014)         $ (310,502)         $ (409,516)
  Adjustments to reconcile
    net loss to net cash used
    in operating activities:
      Credit for lease losses                               (35,459)           (103,738)           (139,197)
      Changes in assets and
        liabilities:
        Accounts payable and
          accrued expenses                                  (21,469)           (125,132)           (146,601)
        Lessee rental deposits                              (22,558)           (142,081)           (164,639)
        Due from management
          company                                             7,747              51,383              59,130
                                                         ----------          ----------          ----------

                                                           (170,753)           (630,070)           (800,823)
                                                        -----------          ----------          ----------

Cash flows from investing
  activities:
  Principal collections on
    leases                                                   42,506           1,704,927           1,747,433
  Repayments of commercial
    lease paper                                               5,159              43,021              48,180
                                                          ---------          ----------          ----------

                                                             47,665           1,747,948           1,795,613
                                                          ---------        ------------          ----------

Cash flows from financing
  activities:
  Distributions to
    Limited Partners                                           -             (1,000,154)         (1,000,154)
  Distributions to
    General Partner                                            -                 (8,238)             (8,238)
                                                          ---------          ----------          ----------

                                                               -             (1,008,392)         (1,008,392)
                                                          ---------          ----------          ----------

Net increase (decrease) in
  cash and cash equivalents                                (123,088)            109,486             (13,602)

Cash and cash equivalents:
  Beginning of year                                       1,446,892           2,130,637           3,577,529
                                                         ----------          ----------          ----------

  End of second quarter                                  $1,323,804          $2,240,123          $3,563,927
                                                         ==========          ==========          ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1996
                                  (Unaudited)



                                                                    Liquidating         Continuing
                                                                      Limited            Limited
                                                                     Partners            Partners             Total
                                                                    ----------          ----------          ---------
Cash flows from operating activities:
  Net loss                                                         $ (159,654)       $ (558,149)         $ (717,803)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
     Amortization expense                                              25,620           125,528             151,148
     Provision for lease losses                                           -             175,000             175,000
     Changes in assets and liabilities:
      Accounts payable and accrued
        expenses                                                      (17,380)         (108,071)           (125,451)
      Lessee rental deposits                                            4,281            15,784              20,065
      Due to management company                                            66           (27,825)            (27,759)
                                                                   ----------        ----------          ----------

                                                                     (147,067)         (377,733)           (524,800)
                                                                   ----------        ----------          ----------

Cash flows from investing activities:
  Purchases of lease receivables                                          -            (919,590)           (919,590)
  Principal collections on leases                                     180,341         2,739,262           2,919,603
  Sale of leases                                                          -             931,931             931,931
  Repayments of commercial lease paper                                  5,805            70,683              76,488
  Release of restricted cash                                          182,488           894,135           1,076,623
  Principal collections on installment
   contract receivable                                                 33,173           162,541             195,714
                                                                   ----------        ----------          ----------

                                                                      401,807         3,878,962           4,280,769
                                                                   ----------        ----------          ----------

Cash flows from financing activities:
  Distributions to Limited Partners                                      -           (4,019,455)         (4,019,455)
  Distributions to General Partner                                       -              (24,064)            (24,064)
                                                                   ----------        ----------          ----------

                                                                         -           (4,043,519)         (4,043,519)
                                                                   ----------        ----------          ----------

Net increase (decrease) in cash and
  cash equivalents                                                    254,740          (542,290)           (287,550)

Cash and cash equivalents:
  Beginning of year                                                 1,219,379         2,056,790           3,276,169
                                                                   ----------        ----------          ----------


  End of second quarter                                            $1,474,119        $1,514,500          $2,988,619
                                                                   ==========        ==========          ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)
NOTE 1 - ORGANIZATION:

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

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1996 through June 30, 1997. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996.

Financial Condition, Liquidity and Capital Resources

During the six months ended June 30, 1997, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities and make distributions to limited partners.

Investment in commercial lease paper, net decreased an aggregate of approximately $48,000 during the six months ended June 30, 1997 due to scheduled principal collections.

Net investment in direct financing leases decreased approximately $1,608,000 during the six months ended June 30, 1997. This decrease is primarily attributable to principal collections of approximately $1,747,000, partially offset by a credit for lease losses of $139,000.

Accounts payable and accrued expenses decreased approximately $147,000 during the six months ended June 30, 1997 primarily due to payment of accrued legal fees and sales and use taxes.

Lessee rental deposits decreased approximately $165,000 for the six months ended June 30, 1997 resulting from payments made to lessees at end of lease term.

In the aggregate, partners' equity decreased approximately $1,418,000 during the six months ended June 30, 1997 due to a net loss of approximately $410,000 and distributions to partners of approximately $1,008,000.

During the six months ended June 30, 1997, the Partnership's operating activities resulted in a use of approximately $801,000 of cash. This was due to a net loss of approximately $410,000 and decreases in accounts payable, accrued expenses and lessee rental deposits of approximately $311,000 and a non-cash credit for lease losses of $139,000, partially offset by a decrease in due from management company of approximately $59,000. During the period, cash flows from investing activities aggregated approximately $1,796,000 comprised of principal collections on leases of approximately $1,747,000 and collections of commercial lease paper of approximately $48,000. Cash flows used for financing activities of approximately $1,008,000, consisted of distributions to limited partners of approximately $1,000,000 and the general partner of approximately $8,000.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from lessees under the leases owned by the Partnership. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of Diverted and other assets and portions of the Partnership's lease portfolios which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations, provide for the ongoing pursuit of litigation and an orderly liquidation of the Partnership. Distributions to Liquidating Limited Partners were suspended after the October 1, 1995 distribution. Distributions to the Continuing Limited Partners will continue as long as cash is available.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 3, 5 and 9 to the Partnership's financial statements included in the 1996 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions to Liquidating Limited Partners will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners is likely to be significantly less than the amount of partners' equity reflected in the June 30, 1997 Balance Sheets (see the financial statements included in Item 1).

Results of Operations

Lease income decreased approximately $48,000 and $250,000 for the three and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996 primarily due to the declining lease portfolio.

Interest income decreased approximately $203,000 and $227,000 for the three and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996. These decreases are primarily due to an early payoff of an installment contract receivable in December, 1996 which generated interest income of approximately $34,000 and $71,000, respectively, for the three and six month periods ended June 30, 1996, and the recognition in the second quarter of 1996 of approximately $175,000 of interest previously earned on restricted cash balances. These amounts are partially offset by additional interest earned for the three and six months ended June 30, 1997 of $6,000 and $19,000, respectively, as a result of increased cash balances.

Amortization of organization and equipment acquisition costs decreased approximately $42,000 and $151,000 for the three and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996 due to these costs becoming fully amortized as of June, 1996.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis pursuant to a Management Agreement which was terminated effective June 30, 1996. Accordingly, fees paid to New Era amounted to zero for the three and six months ended June 30, 1997 as compared to approximately $352,000 and $787,000 for the corresponding periods in 1996. Subsequent to June 30, 1996, the General Partner, Lease Resolution Corporation ("LRC"), has assumed responsibility for day-to-day management of the Partnership and the corresponding costs and expenses are included in General Partner's expense reimbursement (see Note 8 to the Partnership's financial statements included in the 1996 Form 10-K).

The General Partner's expense reimbursement represents amounts paid to LRC in its capacity as general partner in excess of what LRC received as partner distributions. LRC was paid approximately $387,000 for the three months ended June 30, 1997 (including $5,000 in partner distributions) and $756,000 for the six months then ended (including $8,000 in partner distributions). This compares to total payments of $65,000 (including $10,000 in partner distributions) and $262,000 (including $24,000 in partner distributions), respectively, for the comparable three and six month periods of 1996. The increase of $322,000 and $494,000, respectively, for the three and six month periods primarily represent incremental expenses associated with LRC's assumption of the day-to-day management of the Partnership's operations effective July 1, 1996. These expenses were previously included in Management Fees-New Era (see Note 8 to the Partnership's financial statements included in their 1996 Form 10-K). Included in the 1997 expenses is approximately $66,000 representing a one time expense associated with the relocation of former New Era employees to reduced office space.

Professional fees increased approximately $12,000 for the three month period and decreased approximately $19,000 for the six month period ended June 30, 1997 as compared to the corresponding periods in 1996. The increase is primarily due to increased legal fees related to collections and Partnership claims against former accountants and others partially offset by a decrease in other legal fees and audit fees. The decrease for the six month period resulted from reductions in legal fees relating to Partnership claims against former accountants and others and audit fees partially offset by increased legal fees related to collections.

Other operating expenses decreased approximately $6,000 and $24,000 for the three and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996 primarily due to reductions in bank charges, UCC filing fees and miscellaneous expenses.

Provision (credit) for lease losses reflects Management's ongoing assessment of potential losses inherent in the lease portfolio and in 1997 lease collections on certain leases in excess of those anticipated in prior years.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1996 Form 10-K, as amended, for a discussion of material legal proceedings involving the Partnership.


ITEM 2.  CHANGES IN SECURITIES


None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.

ITEM 5.  OTHER INFORMATION


None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of August 1997.





            DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
            Registrant



       By:  /s/DONALD D. TORISKY
            --------------------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XIX, L.P.


       By:  /s/ROBERT P. SCHAEN
            --------------------------------------
            Robert P. Schaen
            Vice Chairman and Chief Financial Officer,
            Lease Resolution Corporation
            General Partner of
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