Form 10-Q
period 1997-09-30
DATRONIC EQUIPMENT INCOME FUND XIX L P
filed 1997-11-13
CIK 859072

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934




      For the Quarter Ended
      September 30, 1997                   Commission File Number  0-19466
      ---------------------                -------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          Delaware                                      36-3684373
      ---------------------               --------------------------------
        State or other                         IRS Employer Identification
        jurisdiction of                                 Number
        incorporation or
        organization

      1300 E. Woodfield Road, Suite 312         Schaumburg, Illinois 60173
      ---------------------------------         --------------------------
      Address of principal                         City, State, Zip Code
      executive offices

      Registrant's telephone number:                (847) 240-6200
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

                                (1)  Yes  x   No

                                (2)  Yes  x   No

                  DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                  FORM 10-Q
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                       PART I - FINANCIAL INFORMATION

Item 1.


 Index to Financial Statements

     Balance Sheets

       September 30, 1997 (unaudited)                           3

       December 31, 1996                                        4

     Statements of Revenue and Expenses (unaudited)

       For the three months ended September 30, 1997            5

       For the three months ended September 30, 1996            6

       For the nine months ended September 30, 1997             7

       For the nine months ended September 30, 1996             8

     Statements of Changes in Partners' Equity

       For the nine months ended September 30, 1997
        (unaudited)                                             9

     Statements of Cash Flows (unaudited)

       For the nine months ended September 30, 1997            10

       For the nine months ended September 30, 1996            11

     Notes to Financial Statements (unaudited)                 12

Item 2.

 Management's Discussion and Analysis of
  Financial Condition and Results of Operations            13 - 16

                         PART II - OTHER INFORMATION


Items 1-6.                                                      17

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                               September 30, 1997
                                  (Unaudited)




                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners      Total
                                       -----------  ----------  -----------

     ASSETS
     ------

     Cash and cash equivalents         $ 1,259,747  $2,113,676  $ 3,373,423
     Investments in commercial lease
       paper, net                            3,794      35,774       39,568
     Net investment in direct
       financing leases                          -   3,396,790    3,396,790
     Diverted and other assets, net        713,344   3,495,176    4,208,520
     Datronic assets, net                        -           -            -
                                       -----------  ----------  -----------

                                       $ 1,976,885  $9,041,416  $11,018,301
                                       ===========  ==========  ===========


     LIABILITIES AND PARTNERS' EQUITY
     --------------------------------

     Accounts payable and
       accrued expenses                $     8,982  $   54,567  $    63,549
     Lessee rental deposits                 49,485     306,080      355,565
                                       -----------  ----------  -----------


     Total liabilities                      58,467     360,647      419,114


     Total partners' equity              1,918,418   8,680,769   10,599,187
                                       -----------  ----------  -----------

                                       $ 1,976,885  $9,041,416  $11,018,301
                                       ===========  ==========  ===========















                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                          By Class of Limited Partner

                               December 31, 1996




                                      Liquidating  Continuing
                                        Limited      Limited
                                       Partners     Partners       Total
                                      -----------  -----------  -----------

    ASSETS
    ------

    Cash and cash equivalents         $ 1,446,892  $ 2,130,637  $ 3,577,529
    Due from management company             7,747       51,383       59,130
    Investments in commercial
      lease paper, net                     10,035       74,458       84,493
    Net investment in direct
      financing leases                      7,047    5,634,500    5,641,547
    Diverted and other
      assets, net                         713,344    3,495,176    4,208,520
    Datronic assets, net                        -            -            -
                                      -----------  -----------  -----------


                                      $ 2,185,065  $11,386,154  $13,571,219
                                      ===========  ===========  ===========


    LIABILITIES AND PARTNERS' EQUITY
    --------------------------------

    Accounts payable and
      accrued expenses                $    39,992  $   226,286  $   266,278
    Lessee rental deposits                 76,715      491,052      567,767
                                      -----------  -----------  -----------

    Total liabilities                     116,707      717,338      834,045

    Total partners' equity              2,068,358   10,668,816   12,737,174
                                      -----------  -----------  -----------

                                      $ 2,185,065  $11,386,154  $13,571,219
                                      ===========  ===========  ===========







                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1997
                                  (Unaudited)



                                      Liquidating  Continuing
                                        Limited     Limited
                                       Partners     Partners     Total
                                      -----------  ----------  ----------

      Revenue:
       Lease income (loss)            $      (936)  $ 128,215  $  127,279
       Interest income                      6,552      36,496      43,048
                                      -----------  ----------  ----------

                                            5,616     164,711     170,327
                                      -----------  ----------  ----------

      Expenses:
       General Partner's
        expense reimbursement              47,349     295,499     342,848
       Professional fees                   21,456     113,236     134,692
       Other operating expenses             3,001      14,877      17,878
       Credit for lease losses            (12,722)    (62,334)    (75,056)
       Credit for loss on commercial
        lease paper                        (2,542)    (32,458)    (35,000)
                                      -----------  ----------  ----------

                                           56,542     328,820     385,362
                                      -----------  ----------  ----------


      Net loss                        $   (50,926)  $(164,109)  $(215,035)
                                      ===========  ==========  ==========

      Net loss -
       General Partner                $      (509)  $  (1,641)  $  (2,150)
                                      ===========  ==========  ==========

      Net loss -
       Limited Partners               $   (50,417)  $(162,468)  $(212,885)
                                      ===========  ==========  ==========


      Net loss per limited
       partnership unit               $     (1.49)  $    (.98)
                                      ===========  ==========

      Weighted average number
       of limited partnership units
       outstanding                         33,858     165,901
                                      ===========  ==========




                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1996
                                  (Unaudited)



                                        Liquidating  Continuing
                                          Limited     Limited
                                         Partners     Partners     Total
                                        -----------  ----------  ----------

     Revenue:
      Lease income                      $     4,735  $  272,260  $  276,995
      Interest income                         7,890      71,393      79,283
                                        -----------  ----------  ----------

                                             12,625     343,653     356,278
                                        -----------  ----------  ----------

     Expenses:
      General Partner's
       expense reimbursement                 57,342     344,155     401,497
      Professional fees                      18,750     106,495     125,245
      Other operating expenses                4,391      23,175      27,566
      Provision for lease losses                  -     250,000     250,000
      Provision for loss on commercial
       lease paper                            1,695      23,305      25,000
                                        -----------  ----------  ----------

                                             82,178     747,130     829,308
                                        -----------  ----------  ----------


     Net loss                           $   (69,553)  $(403,477)  $(473,030)
                                        ===========  ==========  ==========

     Net loss -
      General Partner                   $      (696)  $  (4,035)  $  (4,731)
                                        ===========  ==========  ==========

     Net loss -
      Limited Partners                  $   (68,857)  $(399,442)  $(468,299)
                                        ===========  ==========  ==========

     Net loss per limited
      partnership unit                  $     (2.03)     $(2.41)
                                        ===========  ==========

     Weighted average number
      of limited partnership units
      outstanding                            33,858     165,901
                                        ===========  ==========




                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1997
                                  (Unaudited)



                                      Liquidating  Continuing
                                        Limited     Limited
                                       Partners     Partners     Total
                                      -----------  ----------  ----------

      Revenue:
       Lease income                   $     3,077  $  483,992  $  487,069
       Interest income                     16,913     107,021     123,934
                                      -----------  ----------  ----------

                                           19,990     591,013     611,003
                                      -----------  ----------  ----------

      Expenses:
       General Partner's
        expense reimbursement             160,742     929,879   1,090,621
       Professional fees                   53,434     300,378     353,812
       Other operating expenses             6,477      33,897      40,374
       Credit for lease losses            (48,181)   (166,072)   (214,253)
       Credit for loss on commercial
        lease paper                        (2,542)    (32,458)    (35,000)
                                      -----------  ----------  ----------

                                          169,930   1,065,624   1,235,554
                                      -----------  ----------  ----------


      Net loss                        $  (149,940)  $(474,611)  $(624,551)
                                      ===========  ==========  ==========

      Net loss -
       General Partner                $    (1,499)  $  (4,746)  $  (6,245)
                                      ===========  ==========  ==========

      Net loss -
       Limited Partners               $  (148,441)  $(469,865)  $(618,306)
                                      ===========  ==========  ==========

      Net loss per limited
       partnership unit               $     (4.38)     $(2.83)
                                      ===========  ==========

      Weighted average number
       of limited partnership units
       outstanding                         33,858     165,901
                                      ===========  ==========



                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1996
                                  (Unaudited)



                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners      Total
                                       -----------  ----------  ------------

    Revenue:
     Lease income                      $     3,373  $  883,437  $    886,810
     Interest income                        53,411     333,685       387,096
                                       -----------  ----------  ------------

                                            56,784   1,217,122     1,273,906
                                       -----------  ----------  ------------

    Expenses:
     Amortization of organization
      and equipment acquisition costs       25,620     125,528       151,148
     Management fees-New Era                93,658     692,849       786,507
     General Partner's
      expense reimbursement                 97,709     541,943       639,652
     Professional fees                      57,497     306,344       363,841
     Other operating expenses                9,812      63,779        73,591
     Provision for lease losses                  -     425,000       425,000
     Provision for loss on commercial
      lease paper                            1,695      23,305        25,000
                                       -----------  ----------  ------------

                                           285,991   2,178,748     2,464,739
                                       -----------  ----------  ------------


    Net loss                           $  (229,207)  $(961,626)  $(1,190,833)
                                       ===========  ==========  ============

    Net loss -
     General Partner                   $    (2,292)  $  (9,616)  $   (11,908)
                                       ===========  ==========  ============

    Net loss -
     Limited Partners                  $  (226,915)  $(952,010)  $(1,178,925)
                                       ===========  ==========  ============

    Net loss per limited
     partnership unit                  $     (6.70)     $(5.74)
                                       ===========  ==========

    Weighted average number
     of limited partnership units
     outstanding                            33,858     165,901
                                       ===========  ==========



                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)



                                           Liquidating        Continuing
                               General       Limited            Limited      Total
                              Partner's     Partners'           Partners'   Partners'
                               Equity        Equity              Equity      Equity
                             -----------  --------------    ------------  -----------

Balance, December 31, 1996   $(730,106)*    $2,141,949       $11,325,331   $12,737,174

 Distributions to partners     (13,289)              -        (1,500,147)   (1,513,436)
 Net loss                       (6,245)       (148,441)         (469,865)     (624,551)
 Allocation of General
  Partner's equity             749,640         (75,090)         (674,550)            -
                             ---------      ----------       -----------   -----------


Balance, September 30, 1997  $       -      $1,918,418       $ 8,680,769   $10,599,187
                             =========      ==========       ===========   ===========




* Balance as previously reported was $0 due to allocation of $73,591 and $656,515 to Liquidating and Continuing Limited Partners' Equity, respectively.





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1997
                                  (Unaudited)




                                           Liquidating  Continuing
                                             Limited      Limited
                                            Partners     Partners       Total
                                           -----------  -----------  -----------

Cash flows used for operating activities:
 Net loss                                  $  (149,940)  $ (474,611)  $ (624,551)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Credit for lease losses                     (48,181)    (166,072)    (214,253)
   Credit for loss on commercial
    lease paper                                 (2,542)     (32,458)     (35,000)
   Changes in assets and liabilities:
    Accounts payable and accrued
      expenses                                 (31,010)    (171,719)    (202,729)
    Lessee rental deposits                     (27,230)    (184,972)    (212,202)
    Due from management company                  7,747       51,383       59,130
                                           -----------  -----------  -----------

                                              (251,156)    (978,449)  (1,229,605)
                                           -----------  -----------  -----------

Cash flows from investing activities:
 Principal collections on leases                55,228    2,403,782    2,459,010
 Repayments of commercial lease paper            8,783       71,142       79,925
                                           -----------  -----------  -----------

                                                64,011    2,474,924    2,538,935
                                           -----------  -----------  -----------

Cash flows used for financing activities:
 Distributions to Limited Partners                   -   (1,500,147)  (1,500,147)
 Distributions to General Partner                    -      (13,289)     (13,289)
                                           -----------  -----------  -----------

                                                     -   (1,513,436)  (1,513,436)
                                           -----------  -----------  -----------

Net decrease in cash and cash equivalents     (187,145)     (16,961)    (204,106)

Cash and cash equivalents:
 Beginning of year                           1,446,892    2,130,637    3,577,529
                                           -----------  -----------  -----------

 End of third quarter                      $ 1,259,747  $ 2,113,676  $ 3,373,423
                                           ===========  ===========  ===========




                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1996
                                  (Unaudited)


                                           Liquidating  Continuing
                                             Limited      Limited
                                            Partners     Partners       Total
                                           -----------  -----------  -----------

Cash flows used for operating activities:
 Net loss                                  $ ( 229,207)  $ (961,626)  $(1,190,833)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Amortization expense                         25,620      125,528       151,148
   Provision for lease losses                        -      425,000       425,000
   Provision for losses on commercial
     lease paper                                 1,695       23,305        25,000
   Changes in assets and liabilities:
     Accounts payable and accrued
      expenses                                 (17,562)    (109,108)     (126,670)
     Lessee rental deposits                    (37,821)    (215,056)     (252,877)
     Due to management company                     297      (26,561)      (26,264)
                                           -----------  -----------  ------------

                                              (256,978)    (738,518)     (995,496)
                                           -----------  -----------  ------------

Cash flows from investing activities:
 Purchases of lease receivables                      -     (919,590)     (919,590)
 Principal collections on leases               222,031    3,908,473     4,130,504
 Sale of leases                                      -      931,931       931,931
 Repayments of commercial lease paper            8,311      148,562       156,873
 Release of restricted cash                    182,488      894,135     1,076,623
 Principal collections on
  installment contract receivable               50,390      246,897       297,287
                                           -----------  -----------  ------------

                                               463,220    5,210,408     5,673,628
                                           -----------  -----------  ------------

Cash flows used for financing activities:
 Distributions to Limited Partners                   -   (4,765,984)   (4,765,984)
 Distributions to General Partner                    -      (36,480)      (36,480)
                                           -----------  -----------  ------------

                                                     -   (4,802,464)   (4,802,464)
                                           -----------  -----------  ------------

Net increase (decrease) in
 cash and cash equivalents                     206,242     (330,574)     (124,332)

Cash and cash equivalents:
 Beginning of year                           1,219,379    2,056,790     3,276,169
                                           -----------  -----------  ------------
 End of third quarter                      $ 1,425,621  $ 1,726,216  $  3,151,837
                                           ===========  ===========  ============



                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                  (Unaudited)
NOTE 1 - ORGANIZATION:

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

In December 1996, the Court approved a Management Termination Agreement between New Era Funding Corp. and Lease Resolution Corporation ("LRC"). Pursuant to that agreement, LRC assumed day-to-day management responsibility for the Partnership and for the related expenses incurred on its behalf retroactive to July 1, 1996. Accordingly, management fees totaling $342,125 for the period July 1-September 30, 1996 originally reported as Management fees-New Era in the Partnership's Statements of Revenue and Expenses for the three and nine months ended September 30, 1996 have been reclassified as General Partner's expense reimbursement. This reclassification has no effect on the Partnership's net loss for these periods and is consistent with the manner in which these expenses were reported for the full year in the Partnership's 1996 financial statements included in Form 10-K.

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

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1996 through September 30, 1997. The discussion and analysis of results of operations is for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996.

Financial Condition, Liquidity and Capital Resources

During the nine months ended September 30, 1997, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities and make distributions to limited partners.

Investments in commercial lease paper, net decreased $45,000 during the nine months ended September 30, 1997 due to scheduled principal collections of $80,000, partially offset by a credit for loss on commercial paper of $35,000.

Net investment in direct financing leases decreased $2,245,000 during the nine months ended September 30, 1997. This decrease is primarily attributable to principal collections of $2,459,000, partially offset by a credit for lease losses of $214,000.

Accounts payable and accrued expenses decreased $203,000 during the nine months ended September 30, 1997 primarily due to payment of accrued legal fees and sales and use taxes.

Lessee rental deposits decreased $212,000 from the return of lease deposits at the expiration of the respective leases.

In the aggregate, partners' equity decreased $2,138,000 during the nine months ended September 30, 1997 due to a net loss of $625,000 and distributions to partners of $1,513,000.

During the nine months ended September 30, 1997, the Partnership's operating activities resulted in a use of $1,230,000 of cash. This was due to a net loss of $625,000 and decreases in accounts payable, accrued expenses and lessee rental deposits of $415,000 and a non-cash credit for lease losses and commercial paper of $249,000, partially offset by a decrease in due from management company of $59,000. During the period, cash flows from investing activities totaled $2,539,000 comprised of principal collections on leases of $2,459,000 and collections of commercial lease paper of $80,000. Cash flows used for financing activities of $1,513,000, consisted of distributions to limited partners of $1,500,000 and the general partner of $13,000.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from leases owned by the Partnership. In addition, the

Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of Diverted and other assets and portions of the Partnership's lease portfolios which may be sold in bulk. Management believes
that its sources of liquidity   in the short and long-term are sufficient to
meet its operating cash obligations, provide for the ongoing pursuit of litigation and an orderly liquidation of the Partnership. Distributions to Liquidating Limited Partners were suspended after the October 1, 1995 distribution. Distributions to the Continuing Limited Partners will continue as long as cash is available.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 3, 5 and 9 to the Partnership's financial statements included in the 1996 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions to Liquidating Limited Partners will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners is likely to be significantly less than the amount of partners' equity reflected in the September 30, 1997 Balance Sheets (see the financial statements included in
Item 1).

Results of Operations

Lease income decreased $150,000 and $400,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to the declining lease portfolio, partially offset by a $125,000 reduction in lease income in the second quarter 1996 which provided for the return of lessee overpayments previously recorded as income.

Interest income decreased $36,000 and $263,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. These decreases are primarily due to (i) an early payoff of an installment contract receivable in December 1996 which generated interest income of $32,000 and $103,000, respectively, for the three and nine month periods ended September 30, 1996, and (ii) the recognition in the second quarter of 1996 of $175,000 of interest previously earned on restricted cash balances. These amounts are partially offset by additional interest earned for the nine months ended September 30, 1997 from increased average cash balances.

Amortization of organization and equipment acquisition costs decreased $151,000 to zero for the nine months ended September 30, 1997 as compared to the corresponding periods in 1996 because these costs became fully amortized as of June, 1996.

Management fees-New Era represents payments to New Era Funding for managing the day-to-day operations of the Partnership pursuant to a Management Agreement that was terminated effective June 30, 1996.

Accordingly, no management fees were paid to New Era for any periods after that date. Management fees of $787,000 for the nine months ended September 30, 1996 are all attributable to the first six months of the year. Effective July 1, 1996, the General Partner, Lease Resolution Corporation ("LRC") assumed responsibility for the day-to-day management of the Partnership and the related expenses are included in General Partner's expense reimbursement (see Note 8 to the financial statements included in the 1996 Form 10-K).

The General Partner's expense reimbursement includes (i) payments to LRC for expenses it incurred as general partner beyond those covered by its partner distributions, and (ii) effective July 1, 1996, reimbursement of additional expenses incurred by LRC in the day-to-day management of the Partnership. The following table summarizes all payments to LRC for the three and nine months ended September 30, 1996 and 1997.


                                          General
                        Expense           Partner
                      Reimbursement    Distributions    Total
                      ------------------------------------------
Three months ended
     9/30/97          $   343,000      $   5,000      $  348,000
     9/30/96              402,000         12,000         414,000
                      ------------------------------------------
Increase (decrease)   $   (59,000)     $  (7,000)     $  (66,000)
                      ==========================================

Nine months ended
     9/30/97          $ 1,091,000      $  13,000      $1,104,000
     9/30/96              640,000         36,000         676,000
                      ------------------------------------------
Increase (decrease)   $   451,000      $ (23,000)     $  428,000
                      ==========================================


Total payments to LRC for the three months ended September 30, 1997 decreased $66,000 compared to last year because of staff reductions and other cost savings associated with the management of the Partnership. These 1997 savings were partially offset by a $120,000 premium for insurance coverage that extends through the ultimate liquidation of the Partnership.

The nine month increase of $428,000 reflects the fact that LRC managed the day-to-day operations of the Partnership for all three quarters through September 30, 1997 versus only one quarter in 1996, partially offset by staff reductions and other cost savings. The increase also includes the $120,000 insurance premium noted above and a $66,000 one-time charge for relocating the former New Era staff to reduced office space.

Professional fees increased $9,000 for the three months and decreased $10,000 for the nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The increase is primarily due to increased legal fees related to Partnership claims against former accountants and others partially offset by a decrease in collection fees, other legal fees and audit fees. The decrease for the nine month period resulted from reductions in legal fees to others and audit fees partially offset by increased legal fees related to Partnership claims against former accountants and others.

Other operating expenses decreased $10,000 and $33,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to reductions in bank charges, UCC filing fees and miscellaneous expenses.

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


None.

ITEM 5.  OTHER INFORMATION


None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November 1997.





        DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
        Registrant



     By:  /s/DONALD D. TORISKY
        ---------------------------------------
        Donald D. Torisky
        Chairman and Chief Executive Officer,
        Lease Resolution Corporation
        General Partner of
        Datronic Equipment Income Fund XIX, L.P.


     By:  /s/ROBERT P. SCHAEN
        ---------------------------------------
        Robert P. Schaen
        Vice Chairman and Chief Financial Officer,
        Lease Resolution Corporation
        General Partner of
        Datronic Equipment Income Fund XIX, L.P.

                                 EXHIBIT INDEX



EXHIBIT NO.     DESCRIPTION
   27           Financial Data Schedule, which is submitted
                electronically to the Securities and Exchange
                Commission for information only and not filed.