Form 10-K405
period 1997-12-31
DATRONIC EQUIPMENT INCOME FUND XIX L P
filed 1998-03-27
CIK 859072

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

Commission File Number 0-19466

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                        36-3684373
    -------------------                             -------------------
      State or other                                (I.R.S. Employer
      jurisdiction of                               Identification No.)
      incorporation or
      organization

1300 E. Woodfield Road, Suite 312, Schaumburg, Illinois   60173
------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (847) 240-6200
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:


      Title of each class                 Name of each exchange on which
                                          registered
             NONE                                        NONE
      -------------------                         ------------------

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

As more fully described in Part II, Item 8, Notes 1, 5, and 8(a), during the second calendar quarter of 1992, it was learned that Edmund J. Lopinski, Jr., the president, director and majority stockholder of Datronic Rental Corp.("DRC"), the then general partner, in conjunction with certain other parties, may have diverted approximately $13.3 million of assets from the Datronic Partnerships and Transamerica Equipment Leasing Income Fund, L.P. ("TELIF") for his/their direct or indirect benefit. During 1992, a class action lawsuit was filed and subsequently certified on behalf of the limited partners in the Datronic Partnerships against DRC, various officers of DRC and various other parties. On March 4, 1993, a settlement was approved to resolve certain portions of the suit to enable the operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers (the "Settlement"). In connection with the Settlement, DRC was replaced by Lease Resolution Corporation ("LRC") as General Partner of the Partnership.

The Partnership was formed to acquire a variety of low-technology, high-technology and other equipment for lease to unaffiliated third parties under full payout leases as well as to acquire equipment subject to existing leases. The cash generated during the Partnership's Operating Phase from such investments was used to pay the operating costs of the Partnership, make distributions to the limited partners and the general partner (subject to certain limitations) and reinvest in additional equipment for lease. During the Partnership's Liquidating Phase, which began August 31, 1996, the cash generated from such investments is used to pay the liquidating costs of the Partnership and make cash distributions to the limited partners and the general partner (subject to certain limitations). Concurrent with the commencement of the Liquidation Phase, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership's assets.

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

The Partnership has no employees. LRC, the General Partner, employed 34 persons at December 31, 1997 all of whom attend to the operations of the Datronic Partnerships.


ITEM 2 - PROPERTIES

The Partnership's operations are located in leased premises of approximately 15,000 square feet in Schaumburg, Illinois.

LRC occupies approximately 3,800 square feet of office space in Schaumburg, Illinois in a real estate property that is a Recovered Asset (see Part II, Item 8, Note 5) held for the benefit of the Datronic Partnerships.

ITEM 3 - LEGAL PROCEEDINGS

Reference is made to Part II, Item 8, Note 8 for a discussion of material legal proceedings involving the Partnership.

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

As of March 18, 1998, the Partnership estimates that there were approximately 6,809 record owners of Units.

      Distributions

Reference is made to Part II, Item 8, Notes 7 and 10 for a discussion of Classes of Limited Partners and distributions paid to limited partners and the general partner.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 1997, 1996, 1995, 1994 and 1993 and for the five years then ended. The amounts presented are aggregated for all Classes (A, B, and C) of Limited Partners, unless otherwise noted. This information should be read in conjunction with the financial statements included in Item 8 which also reflects amounts for each of the classes of limited partners.

Statement of Revenue and
 Expenses Data
 (in thousands, except for
  Unit amounts)

                                                        For the years ended December 31,
                              -----------------------------------------------------------------------------------
                                  1997              1996              1995              1994              1993
                              -----------       -----------       -----------       -----------       -----------
Total revenue                 $       762       $     2,491       $     3,372       $     4,556       $     6,359

Total expenses                      1,278             4,076             5,621             6,153             6,442
                              -----------       -----------       -----------       -----------       -----------

Net loss                      $      (516)      $    (1,585)      $    (2,249)      $    (1,597)      $       (83)
                              ===========       ===========       ===========       ===========       ===========

Net earnings (loss)
 per Unit

 Class A                      $     (3.98)      $     (8.20)      $    (10.82)      $     (8.20)      $      1.48
                              ===========       ===========       ===========       ===========       ===========
 Class B                      $     (2.27)      $     (7.79)      $    (11.21)      $     (7.85)      $      (.80)
                              ===========       ===========       ===========       ===========       ===========
 Class C                      $     (2.27)      $     (7.79)      $    (11.21)      $     (7.85)      $      (.80)
                              ===========       ===========       ===========       ===========       ===========


Distributions per Unit
 (per year)

 Class A                      $      --         $      --         $     28.17       $     86.56       $    111.55
                              ===========       ===========       ===========       ===========       ===========
 Class B                      $     12.05       $     30.03       $     64.08       $     62.49       $     62.72
                              ===========       ===========       ===========       ===========       ===========
 Class C                      $     17.65       $     31.05       $     64.08       $     62.49       $     62.72
                              ===========       ===========       ===========       ===========       ===========

Weighted average number
 of Units outstanding

 Class A                           33,858            33,858            33,858            33,858            33,818
                              ===========       ===========       ===========       ===========       ===========
 Class B                          165,574           165,574           165,574           165,574           165,614
                              ===========       ===========       ===========       ===========       ===========
 Class C                              327               327               327               327               327
                              ===========       ===========       ===========       ===========       ===========


Balance Sheet Data
 (in thousands, except for
  Unit amounts)

                                                        As of December 31,
                          ------------------------------------------------------------------------------
                             1997             1996             1995             1994             1993
                          ----------       ----------       ----------       ----------       ----------
Total assets              $   10,561       $   13,571       $   21,061       $   35,378       $   50,037
                          ==========       ==========       ==========       ==========       ==========

Total liabilities         $      358       $      834       $    1,527       $    1,773       $    1,365
                          ==========       ==========       ==========       ==========       ==========

Partners' equity          $   10,203       $   12,737       $   19,534       $   33,605       $   48,672
                          ==========       ==========       ==========       ==========       ==========

Book value per Unit

  Class A                 $    59.26       $    63.25       $    71.45       $   109.49       $   205.23
                          ==========       ==========       ==========       ==========       ==========
  Class B                 $    53.93       $    68.25       $   107.18       $   181.29       $   252.87
                          ==========       ==========       ==========       ==========       ==========
  Class C                 $    62.56       $    76.88       $   115.81       $   189.92       $   261.50
                          ==========       ==========       ==========       ==========       ==========

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents information pertaining to the Partnership's operating results and financial condition.

Results of Operations

The Partnership had a net loss of $516,000 in 1997 in the aggregate for all classes of partners. This compares to aggregate net losses in 1996 and 1995 of $1,585,000 and $2,249,000, respectively. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three years ended December 31, 1997 include the following:

Lease income:
Since August 1996, the Partnership has been in its Liquidation Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income over the three years ended December 31, 1997. This trend will continue as the Partnership liquidates its remaining leases. An additional factor affecting year-to-year comparisons was a $135,000 reduction of lease income in 1996 due to the return of lease overpayments that were recognized as revenue in earlier periods.

Settlement proceeds:
Settlement proceeds in 1995 reflect the settlement with the Datronic Partnerships' former attorneys (see Note 8(a)(i) to the Partnership's financial statements included in Item 8).

Interest income:
Interest income for all three years includes earnings on invested cash balances. In addition, both 1995 and 1996 include interest earned on an installment contract. 1996 interest on this contract also includes $918,000 of previously unrecorded interest income received in December of that year from the early payoff of the remaining balance due. 1996 interest income also includes the recognition of $175,000 of interest previously earned on restricted cash balances.

Amortization expense:
Amortization of organization and equipment acquisition costs ended as of June 1996 when these costs became fully amortized.

Management fees - New Era:
These fees were paid to New Era Funding for managing the day-to-day operations of the Partnership under a Management Agreement that was terminated effective June 30, 1996. Accordingly, 1997 reflects no New Era management fees and 1996 results reflect only six months of such fees plus $920,000 in termination and non-compete fees. Effective July 1, 1996, LRC assumed responsibility for the day-to-day management of the Partnership and the related expenses are included in General Partner's expense reimbursement (see Note 9 to the Partnership's financial statements included in Item 8).

General Partner's expense reimbursement:
General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner in excess of those covered by its partner distributions. Effective July 1, 1996, these expenses included additional expenses incurred by LRC in its management of the day-to-day operations of the Partnership. As a result of these additional expenses, the General Partner's expense reimbursement shows a year-to-year increase for the three years ended December 31, 1997. Partially offsetting these increases are the effects of staff reductions and other cost savings realized during 1997 and the second half of 1996. 1997 expenses also include $120,000 of insurance premiums for coverage that extends through the ultimate liquidation of the Partnership and $66,000 of one-time charges for relocating the former New Era staff to reduced office space. See Note 10 to the Partnership's financial statements included in Item 8.

Professional fees - Litigation:
This represents fees paid in connection with the Partnership's litigation which is described in Note 8 to the Partnership's financial statements included in
Item 8. The 1997 increase reflects fees paid in connection with the ongoing litigation against the Partnership's former accountants which is presently scheduled for trial in May of 1998. The 1995 expense includes fees paid in connection with a settlement with the Partnership's former attorneys.

Professional fees - Other:
These fees show a year-to-year decrease for the three years ended December 31, 1997 because of the decreasing level of professional services required in such areas as collections, consulting, accounting and auditing. These decreases are the result of the decrease in the Partnership's lease portfolio and related activities.

Other operating expenses:
This represents losses from equipment sales as well as general administrative expenses. There has been a year-to-year decrease in such expenses as losses on equipment sales become less frequent due to the declining size of the lease portfolio.

Provision (credit) for lease loss:
This provision (credit) reflects Management's ongoing assessment of the potential losses inherent in the lease portfolio and lease collections on certain leases in excess of those anticipated.


Provision (credit) for loss on Diverted and other assets: This provision (credit) reflects Management's ongoing assessment of the net realizable value of various assets held for the benefit of this and the other Datronic Partnerships. The credit in 1997 reflects a recovery of amounts previously reserved for loss in 1995 in connection with a decrease in the estimated net realizable value of one of the Diverted and other assets. Because of the fluctuating nature of real estate values and the inherent difficulty of estimating the affects of future events, the amounts ultimately realized from these assets could differ significantly from their recorded amounts.

Provision (credit) for Commercial lease paper:
This provision (credit) reflects Management's ongoing assessment of the potential losses inherent in the commercial lease paper.

Liquidity and Capital Resources

During 1997, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities, make distributions to limited partners, and provide for the ultimate liquidation of the Partnership.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from leases owned by the Partnership. The lease portfolio is scheduled to be substantially run out by the end of 2000, unless it is determined that it is in the Partnership's best interest to dispose of the remaining portfolio earlier through a bulk sale. In addition, the Partnership's sources of liquidity on a long-term basis include proceeds from the sale of Diverted and other assets. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash requirements, provide for ongoing pursuit of litigation, and an orderly liquidation of the Partnership.

During 1997, the Partnership's cash and cash equivalents decreased by $503,000 to $3,074,000 at December 31, 1997 from $3,577,000 at December 31, 1996. This decrease is primarily due to the use of cash in operations of approximately $1,590,000 and distributions to partners of $2,018,000, partially offset by cash receipts from collections on leases of $3,011,000 (including approximately $500,000 from leases that were fully reserved) and from commercial lease paper of $94,000.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic Assets, litigation and the liquidation of the other Datronic Partnerships. These issues make it difficult to predict the time and cost necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners, in all likelihood, will be significantly less than the amount of partners' equity reflected in the December 31, 1997 balance sheets (see Partnership's financial statements included in Item 8).

Impact of Inflation and Changing Prices

Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

Impact of Year 2000 Issue

LRC has conducted a comprehensive review of the computer systems used to support the Partnership's operations to determine whether any systems could be affected by the Year 2000 Issue. The Year 2000 Issue relates to computer programs that use two digits rather than four to define the year. This could cause date-sensitive software to recognize the digits "00" as the year 1900 rather than 2000. LRC does not expect the Partnership to be affected by the Year 2000 Issue because the systems used to support the Partnership's operations are already substantially able to meet the reduced operating requirements, if any, of the Partnership in the Year 2000.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                             Page(s)
                                                                             -------
Audited Financial Statements:

  Independent Auditors' Report                                                11-12

  Balance Sheets
      In Total for All Classes of Limited Partners
      at December 31, 1997 and 1996                                              13

      By Class of Limited Partner
        December 31, 1997                                                        14

        December 31, 1996                                                        15

  Statements of Revenue and Expenses
      In Total for All Classes of Limited Partners
      for the years ended December 31,
      1997, 1996 and 1995                                                        16

      By Class of Limited Partner for the years ended
        December 31, 1997                                                        17

        December 31, 1996                                                        18

        December 31, 1995                                                        19

  Statements of Changes in Partners' Equity
      for the years ended December 31,
      1997, 1996 and 1995                                                        20

  Statements of Cash Flows
      In Total for All Classes of Limited Partners
      for the years ended December 31,
      1997, 1996 and 1995                                                        21

      By Class of Limited Partner for the years ended
        December 31, 1997                                                        22

        December 31, 1996                                                        23

        December 31, 1995                                                        24

  Notes to Financial Statements                                               25-38

                          INDEPENDENT AUDITORS' REPORT



The Partners of Datronic
Equipment Income Fund XIX, L.P.

We have audited the accompanying balance sheets in total for all classes of limited partners of DATRONIC EQUIPMENT INCOME FUND XIX, L.P. ( "the Partnership") as of December 31, 1997 and 1996 and the related statements of revenue and expenses in total for all classes of limited partners, of changes in partners' equity and of cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and 1996, and the results of its operations in total for all classes of limited partners and its cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the Partnership's financial statements taken as a whole. As described in Note 2, the accounting records of the Partnership are maintained to reflect the interests of each of the classes of limited partners. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1997 and 1996, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years in the period ended December 31, 1997 have been prepared by management solely for the information of the limited partners and are not a required part of the financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the Partnership's financial statements and, in our opinion, has been allocated to the respective classes of limited partners in accordance with the terms of the Amended Partnership Agreement described in
Note 10 and is fairly stated in all material respects in relation to the Partnership's financial statements taken as a whole.

As explained more fully in Notes 1 and 5, the former President and Majority Stockholder of Datronic Rental Corporation ("DRC"), the general partner of the Partnership until March 4, 1993, and others are alleged to have diverted, for their benefit, approximately $13 million from the Partnership and related entities--Datronic Equipment Income Funds XVI, XVII, XVIII, XX, L.P., Datronic Finance Income Fund I, L.P. and Transamerica Equipment Leasing Income Fund, L.P. (collectively "the Partnerships"). Substantially all of the assets known to have been improperly acquired with the diverted funds have been recovered for the benefit of the Partnerships.




Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
March 6, 1998

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                                December 31,
                                       -----------------------------
                                           1997              1996
                                       -----------       -----------
ASSETS

Cash and cash equivalents              $ 3,074,377       $ 3,577,529
Due from management company                   --              59,130
Investments in commercial lease
  paper, net                                25,011            84,493
Net investment in direct
  financing leases                       2,866,165         5,641,547
Diverted and other assets, net           4,595,144         4,208,520
Datronic assets, net                          --                --
                                       -----------       -----------


                                       $10,560,697       $13,571,219
                                       ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                     $    62,316       $   266,278
Lessee rental deposits                     295,634           567,767
                                       -----------       -----------

     Total liabilities                     357,950           834,045

Total partners' equity                  10,202,747        12,737,174
                                       -----------       -----------

                                       $10,560,697       $13,571,219
                                       ===========       ===========



                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                           By Class of Limited Partner

                                                     December 31, 1997
                                       -----------------------------------------------
                                       Liquidating       Continuing
                                        Limited           Limited
                                        Partners          Partners             Total
                                       -----------       -----------       -----------
ASSETS

Cash and cash equivalents              $1,199,924       $ 1,874,453       $ 3,074,377
Investments in commercial lease
  paper, net                                2,072            22,939            25,011
Net investment in direct
  financing leases                           --           2,866,165         2,866,165
Diverted and other assets, net            778,877         3,816,267         4,595,144
Datronic assets, net                         --                --                --
                                       ----------       -----------       -----------


                                       $1,980,873       $ 8,579,824       $10,560,697
                                       ==========       ===========       ===========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                     $    6,814       $    55,502       $    62,316
Lessee rental deposits                     41,971           253,663           295,634
                                       ----------       -----------       -----------

     Total liabilities                     48,785           309,165           357,950

Total partners' equity                  1,932,088         8,270,659        10,202,747
                                       ----------       -----------       -----------

                                       $1,980,873       $ 8,579,824       $10,560,697
                                       ==========       ===========       ===========



                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                           By Class of Limited Partner

                                                     December 31, 1996
                                       -----------------------------------------------
                                       Liquidating       Continuing
                                         Limited           Limited
                                        Partners           Partners           Total
                                       -----------       -----------       -----------
ASSETS

Cash and cash equivalents              $ 1,446,892       $ 2,130,637       $ 3,577,529
Due from management company                  7,747            51,383            59,130
Investments in commercial lease
  paper, net                                10,035            74,458            84,493
Net investment in direct
  financing leases                           7,047         5,634,500         5,641,547
Diverted and other assets, net             713,344         3,495,176         4,208,520
Datronic assets, net                          --                --                --
                                       -----------       -----------       -----------


                                       $ 2,185,065       $11,386,154       $13,571,219
                                       ===========       ===========       ===========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                     $    39,992       $   226,286       $   266,278
Lessee rental deposits                      76,715           491,052           567,767
                                       -----------       -----------       -----------

    Total liabilities                      116,707           717,338           834,045

Total partners' equity                   2,068,358        10,668,816        12,737,174
                                       -----------       -----------       -----------

                                       $ 2,185,065       $11,386,154       $13,571,219
                                       ===========       ===========       ===========


                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                            For the years ended December 31,
                                         -------------------------------------
                                            1997         1996         1995
                                         -----------  -----------  -----------
Revenue:
  Lease income                           $   603,615  $ 1,137,607  $ 2,462,620
  Settlement proceeds                           --           --        425,474
  Interest income                            158,200    1,353,138      483,508
                                         -----------  -----------  -----------

                                             761,815    2,490,745    3,371,602
                                         -----------  -----------  -----------

Expenses:
  Amortization of organization and
    equipment acquisition costs                 --        151,149    1,123,582
  Management fees-New Era                       --      1,707,482    2,167,135
  General Partner's
    expense reimbursement                  1,263,139      708,463      213,674
  Professional fees-Litigation               420,121      315,849      446,540
  Professional fees-Other                    195,691      277,860      277,160
  Other operating expenses                    55,849       89,163      244,674
  Provision (credit) for lease
    losses                                  (235,412)     525,000      200,000
  Provision (credit) for loss on
    Diverted and other assets               (386,624)     276,160      897,520
  Provision (credit) for loss on
    commercial lease paper                   (35,000)      25,000       50,000
                                         -----------  -----------  -----------

                                           1,277,764    4,076,126    5,620,285
                                         -----------  -----------  -----------

Net loss                                 $  (515,949) $(1,585,381) $(2,248,683)
                                         ===========  ===========  ===========

Net loss-General Partner                 $    (5,160) $   (15,854) $   (22,487)
                                         ===========  ===========  ===========

Net loss-Limited Partners                $  (510,789) $(1,569,527) $(2,226,196)
                                         ===========  ===========  ===========



                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1997

                                     Liquidating        Continuing
                                      Limited            Limited
                                      Partners           Partners             Total
                                     -----------        -----------        -----------
Revenue:
  Lease income                       $     3,892        $   599,723        $   603,615
  Interest income                         21,859            136,341            158,200
                                     -----------        -----------        -----------

                                          25,751            736,064            761,815
                                     -----------        -----------        -----------


Expenses:
  General Partner's
    expense reimbursement                177,572          1,085,567          1,263,139
  Professional fees-Litigation            71,211            348,910            420,121
  Professional fees-Other                 24,017            171,674            195,691
  Other operating expenses                 9,064             46,785             55,849
  Credit for lease losses                (51,768)          (183,644)          (235,412)
  Credit for loss on
    Diverted and other assets            (65,533)          (321,091)          (386,624)
  Credit for loss on
    commercial lease paper                (2,542)           (32,458)           (35,000)
                                     -----------        -----------        -----------

                                         162,021          1,115,743          1,277,764
                                     -----------        -----------        -----------

Net loss                             $  (136,270)       $  (379,679)       $  (515,949)
                                     ===========        ===========        ===========

Net loss-General Partner             $    (1,363)       $    (3,797)       $    (5,160)
                                     ===========        ===========        ===========

Net loss-Limited Partners            $  (134,907)       $  (375,882)       $  (510,789)
                                     ===========        ===========        ===========

Net loss per limited
  partnership unit                   $     (3.98)       $     (2.27)
                                     ===========        ===========

Weighted average number
  of limited partnership
  units outstanding                       33,858            165,901
                                     ===========        ===========



              See accompanying notes to the financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996

                                         Liquidating  Continuing
                                          Limited      Limited
                                          Partners     Partners        Total
                                         -----------  -----------  -----------
Revenue:
  Lease income                           $    10,096  $ 1,127,511  $ 1,137,607
  Interest income                            214,002    1,139,136    1,353,138
                                         -----------  -----------  -----------

                                             224,098    2,266,647    2,490,745
                                         -----------  -----------  -----------


Expenses:
  Amortization of organization and
    equipment acquisition costs               25,620      125,529      151,149
  Management fees-New Era                    220,112    1,487,370    1,707,482
  General Partner's
    expense reimbursement                    105,780      602,683      708,463
  Professional fees-Litigation                53,536      262,313      315,849
  Professional fees-Other                     38,649      239,211      277,860
  Other operating expenses                    12,368       76,795       89,163
  Provision for lease losses                    --        525,000      525,000
  Provision for loss on
    Diverted and other assets                 46,809      229,351      276,160
  Provision for loss on
    commercial lease paper                     1,695       23,305       25,000
                                         -----------  -----------  -----------

                                             504,569    3,571,557    4,076,126
                                         -----------  -----------  -----------

Net loss                                 $  (280,471) $(1,304,910) $(1,585,381)
                                         ===========  ===========  ===========

Net loss-General Partner                 $    (2,805) $   (13,049) $   (15,854)
                                         ===========  ===========  ===========

Net loss-Limited Partners                $  (277,666) $(1,291,861) $(1,569,527)
                                         ===========  ===========  ===========

Net loss per limited
  partnership unit                       $     (8.20) $     (7.79)
                                         ===========  ===========

Weighted average number
  of limited partnership
  units outstanding                           33,858      165,901
                                         ===========  ===========



              See accompanying notes to the financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1995

                                        Liquidating  Continuing
                                          Limited      Limited
                                         Partners     Partners       Total
                                        -----------  -----------  -----------

Revenue:
  Lease income                          $   142,742  $ 2,319,878  $ 2,462,620
  Settlement proceeds                        72,118      353,356      425,474
  Interest income                            68,382      415,126      483,508
                                        -----------  -----------  -----------

                                            283,242    3,088,360    3,371,602
                                        -----------  -----------  -----------


Expenses:
  Amortization of organization and
    equipment acquisition costs             190,447      933,135    1,123,582
  Management fees-New Era                   189,776    1,977,359    2,167,135
  General Partner's
    expense reimbursement                    36,218      177,456      213,674
  Professional fees-Litigation               75,689      370,851      446,540
  Professional fees-Other                    45,286      231,874      277,160
  Other operating expenses                   35,729      208,945      244,674
  Provision (credit) for lease losses       (76,276)     276,276      200,000
  Provision for loss on
    Diverted and other assets               152,130      745,390      897,520
  Provision for loss on
    commercial lease paper                    4,238       45,762       50,000
                                        -----------  -----------  -----------

                                            653,237    4,967,048    5,620,285
                                        -----------  -----------  -----------

Net loss                                $  (369,995) $(1,878,688) $(2,248,683)
                                        ===========  ===========  ===========

Net loss-General Partner                $    (3,700) $   (18,787) $   (22,487)
                                        ===========  ===========  ===========

Net loss-Limited Partners               $  (366,295) $(1,859,901) $(2,226,196)
                                        ===========  ===========  ===========

Net loss per limited partnership
  unit                                  $    (10.82) $    (11.21)
                                        ===========  ===========

Weighted average number
  of limited partnership
  units outstanding                          33,858      165,901
                                        ===========  ===========



              See accompanying notes to the financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the three years ended December 31, 1997

                                         Liquidating   Continuing
                              General    Limited       Limited       Total
                             Partner's  Partners'     Partners'     Partners'
                              Equity      Equity       Equity        Equity
                             ---------  -----------  ------------  ------------

Balance, December 31, 1994   $    --    $ 3,685,593  $ 29,919,566  $ 33,605,159

  Distributions to partners   (235,994)    (953,780)  (10,632,735)  (11,822,509)
  Net loss                     (22,487)    (366,295)   (1,859,901)   (2,248,683)
  Allocation of
    General Partner's
    Equity                     258,481      (16,689)     (241,792)         --
                             ---------  -----------  ------------  ------------

Balance, December 31, 1995        --      2,348,829    17,185,138)   19,533,967
                             ---------  -----------  ------------  ------------

  Distributions to partners    (45,426)        --      (5,165,986)   (5,211,412)
  Net loss                     (15,854)    (277,666)   (1,291,861)   (1,585,381)
  Allocation of
    General Partner's
    Equity                      61,280       (2,805)      (58,475)         --
                             ---------  -----------  ------------  ------------

Balance, December 31, 1996        --      2,068,358    10,668,816    12,737,174
                             ---------  -----------  ------------  ------------

  Distributions to partners    (18,338)        --      (2,000,140)   (2,018,478)
  Net loss                      (5,160)    (134,907)     (375,882)     (515,949)
  Allocation of
    General Partner's
    Equity                      23,498       (1,363)      (22,135)         --
                             ---------  -----------  ------------  ------------

Balance, December 31, 1997   $    --    $ 1,932,088  $  8,270,659  $ 10,202,747
                             =========  ===========  ============  ============


                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                           For the years ended December 31,
                                      ----------------------------------------
                                         1997           1996           1995
                                      -----------   ------------   ------------

Cash flows from operating activities:
  Net loss                            $  (515,949)  $ (1,585,381)  $ (2,248,683)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Amortization expense                   --          151,149      1,123,582
      Provision (credit) for lease
        losses                           (235,412)       525,000        200,000
      Provision (credit) for loss on
        commercial lease paper            (35,000)        25,000         50,000
      Provision (credit) for loss on
        Diverted and other assets        (386,624)       276,160        897,520
      Changes in assets and
        liabilities:
        Accounts payable and
          accrued expenses               (203,962)       (62,288)       (20,987)
        Lessee rental deposits           (272,133)      (602,529)      (235,800)
        Due to/from management
          company                          59,130        (87,724)        11,086
                                      -----------   ------------   ------------

                                       (1,589,950)    (1,360,613)      (223,282)
                                      -----------   ------------   ------------
Cash flows from investing activities:
  Purchases of lease receivables             --         (919,590)   (10,273,666)
  Principal collections on leases       3,010,794      4,965,454     10,236,407
  Sales of leases                            --          931,931      7,583,645
  Distribution of Diverted and
    other assets                             --             --        1,658,816
  Distribution of Datronic Assets            --             --          134,402
  Release of Restricted cash                 --        1,076,623           --
  Repayments of commercial
    lease paper                            94,482        173,927        260,618
  Principal collections on
    installment contract
    receivable                               --          645,040        363,367
                                      -----------   ------------   ------------

                                        3,105,276      6,873,385      9,963,589
                                      -----------   ------------   ------------
Cash flows from financing activities:
  Distributions to Limited Partners    (2,000,140)    (5,165,986)   (11,586,515)
  Distributions to General Partner        (18,338)       (45,426)      (235,994)
                                      -----------   ------------   ------------

                                       (2,018,478)    (5,211,412)   (11,822,509)
                                      -----------   ------------   ------------
Net increase (decrease) in cash
  and cash equivalents                   (503,152)       301,360     (2,082,202)
Cash and cash equivalents:
  Beginning of year                     3,577,529      3,276,169      5,358,371
                                      -----------   ------------   ------------

  End of year                         $ 3,074,377   $  3,577,529   $  3,276,169
                                      ===========   ============   ============


                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1997

                                       Liquidating     Continuing
                                         Limited        Limited
                                        Partners        Partners        Total
                                       -----------     -----------   -----------

Cash flows from operating activities:
  Net loss                              $  (136,270)  $  (379,679)  $  (515,949)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Credit for lease losses               (51,768)     (183,644)     (235,412)
      Credit for loss on commercial
        lease paper                          (2,542)      (32,458)      (35,000)
      Credit for loss on
        Diverted and other assets           (65,533)     (321,091)     (386,624)
      Changes in assets and liabilities:
        Accounts payable and
          accrued expenses                  (33,178)     (170,784)     (203,962)
        Lessee rental deposits              (34,744)     (237,389)     (272,133)
        Due to/from management company        7,747        51,383        59,130
                                        -----------   -----------   -----------

                                           (316,288)   (1,273,662)   (1,589,950)
                                        -----------   -----------   -----------
Cash flows from investing activities:
  Principal collections on leases            58,815     2,951,979     3,010,794
  Repayments of commercial
    lease paper                              10,505        83,977        94,482
                                        -----------   -----------   -----------

                                             69,320     3,035,956     3,105,276
                                        -----------   -----------   -----------

Cash flows from financing activities:
  Distributions to Limited Partners            --      (2,000,140)   (2,000,140)
  Distributions to General Partner             --         (18,338)      (18,338)
                                        -----------   -----------   -----------

                                               --      (2,018,478)   (2,018,478)
                                        -----------   -----------   -----------
Net decrease in cash and
  cash equivalents                         (246,968)     (256,184)     (503,152)
Cash and cash equivalents:
  Beginning of year                       1,446,892     2,130,637     3,577,529
                                        -----------   -----------   -----------

  End of year                           $ 1,199,924   $ 1,874,453   $ 3,074,377
                                        ===========   ===========   ===========


                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996

                                           Liquidating   Continuing
                                             Limited      Limited
                                            Partners      Partners      Total
                                           -----------   ----------- -----------
Cash flows from operating activities:
  Net loss                                $  (280,471) $(1,304,910) $(1,585,381)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Amortization expense                     25,620      125,529      151,149
      Provision for lease losses                 --        525,000      525,000
      Provision for loss on commercial
        lease paper                             1,695       23,305       25,000
      Provision for loss on
        Diverted and other assets              46,809      229,351      276,160
      Changes in assets and liabilities:
        Accounts payable and
          accrued expenses                     (6,716)     (55,572)     (62,288)
        Lessee rental deposits                (97,087)    (505,442)    (602,529)
        Due to/from management company         (7,811)     (79,913)     (87,724)
                                          -----------  -----------  -----------

                                             (317,961)  (1,042,652)  (1,360,613)
                                          -----------  -----------  -----------
Cash flows from investing activities:
  Purchases of lease receivables                 --       (919,590)    (919,590)
  Principal collections on leases             243,358    4,722,096    4,965,454
  Sales of leases                                --        931,931      931,931
  Release of Restricted cash                  182,488      894,135    1,076,623
  Repayments of commercial
    lease paper                                10,294      163,633      173,927
  Principal collections on
    installment contract receivable           109,334      535,706      645,040
                                          -----------  -----------  -----------

                                              545,474    6,327,911    6,873,385
                                          -----------  -----------  -----------

Cash flows from financing activities:
  Distributions to Limited Partners              --     (5,165,986)  (5,165,986)
  Distributions to General Partner               --        (45,426)     (45,426)
                                          -----------  -----------  -----------

                                                 --     (5,211,412)  (5,211,412)
                                          -----------  -----------  -----------
Net increase in cash and
  cash equivalents                            227,513       73,847      301,360
Cash and cash equivalents:
  Beginning of year                         1,219,379    2,056,790    3,276,169
                                          -----------  -----------  -----------

  End of year                             $ 1,446,892  $ 2,130,637  $ 3,577,529
                                          ===========  ===========  ===========


                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1995

                                        Liquidating    Continuing
                                          Limited       Limited
                                         Partners       Partners       Total
                                       ------------   ------------  ------------
Cash flows from operating activities:
  Net loss                            $   (369,995)  $ (1,878,688) $ (2,248,683)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Amortization expense                 190,447        933,135     1,123,582
      Provision (credit) for
        lease losses                       (76,276)       276,276       200,000
      Provision for loss on
        commercial lease paper               4,238         45,762        50,000
      Provision for loss on
        Diverted and
        other assets                       152,130        745,390       897,520
      Changes in assets and
        liabilities:
        Accounts payable and
          accrued expenses                   1,514        (22,501)      (20,987)
        Lessee rental deposits             (49,177)      (186,623)     (235,800)
        Due to/from
          management company                   (40)        11,126        11,086
                                      ------------   ------------  ------------

                                          (147,159)       (76,123)     (223,282)
                                      ------------   ------------  ------------

Cash flows from investing activities:
  Purchases of lease receivables              --      (10,273,666)  (10,273,666)
  Principal collections on leases          964,774      9,271,633    10,236,407
  Sales of leases                           36,512      7,547,133     7,583,645
  Distribution of Diverted and
      other assets                         281,169      1,377,647     1,658,816
  Distribution of
    Datronic assets                         22,781        111,621       134,402
  Repayments of commercial
    lease paper                             24,916        235,702       260,618
  Principal collections on
    installment contract
    receivable                              61,591        301,776       363,367
                                      ------------   ------------  ------------

                                         1,391,743      8,571,846     9,963,589
                                      ------------   ------------  ------------

Cash flows from financing activities:
  Distributions to Limited Partners       (953,780)   (10,632,735)  (11,586,515)
  Distributions to General Partner         (12,989)      (223,005)     (235,994)
                                      ------------   ------------  ------------

                                          (966,769)   (10,855,740)  (11,822,509)
                                      ------------   ------------  ------------
Net increase (decrease) in cash and
  cash equivalents                         277,815     (2,360,017)   (2,082,202)
Cash and cash equivalents:
  Beginning of year                        941,564      4,416,807     5,358,371
                                      ------------   ------------  ------------

  End of year                         $  1,219,379   $  2,056,790  $  3,276,169
                                      ============   ============  ============

                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XIX, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on December 22, 1989 for the purpose of acquiring and leasing both high- and low-technology equipment. Through March 4, 1993, Datronic Rental Corporation ("DRC") was the general partner of the Partnership and Datronic Equipment Income Funds XVI, XVII, XVIII, XX and Datronic Finance Income Fund I, (collectively, the "Datronic Partnerships") and was co-general partner of Transamerica Equipment Leasing Income Fund, L.P. ("TELIF").

In 1992, it was alleged that the chairman of DRC (who was also its president and majority stockholder), in conjunction with various other parties, had misappropriated and commingled $13.3 million of funds belonging to this and the other Datronic Partnerships and TELIF. The Partnership's portion of these funds was $7.3 million. In connection with a partial settlement of a class action lawsuit arising from these allegations, Lease Resolution Corporation ("LRC") replaced DRC as general partner of this and the other Datronic Partnerships on March 4, 1993. LRC is a Delaware non-stock corporation formed for the sole purpose of acting as general partner of the Datronic Partnerships.

On August 31, 1996, the Partnership began its Liquidation Phase under which it has ceased investing in new leases and began the orderly liquidation of its assets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF FINANCIAL STATEMENTS - The accounting records of the Partnership are being maintained to reflect the interests of each of the classes of limited partners (see Note 10). Each class of limited partner is not a separate legal entity holding title to individual assets nor the obligor of individual liabilities. Accordingly, assets allocated to a specific class of limited partner are available to settle claims of the Partnership as a whole. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1997 and 1996, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years ended December 31, 1997 have been prepared to present allocations of the various categories of assets, liabilities, revenue, expenses and cash flows of the Partnership to each of the classes of limited partners in accordance with the Amended Partnership Agreement. In addition, the general partner's equity has been allocated to each class of limited partner for purposes of additional information because the equity attributable to the general partner will be allocated to the limited partners upon final dissolution of the Partnership. For purposes of this additional information, the interests of the Class B and Class C Limited Partners have been combined as "Continuing Limited Partners." At December 31, 1997, the amounts per Unit relating to these two classes are identical

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

with the exception that the per Unit value of Class C Limited Partners is $8.63 per Unit higher than the Class B Limited Partners because, in accordance with the 1993 Settlement, Class Counsel fees and expenses related to the Settlement, net of Datronic Assets, were not allocated to the Class C Limited Partners (see
Note 6).

  CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist principally of overnight investments in high quality, short-term corporate demand notes (commercial paper). Amounts due (to) from the general partner (LRC) and other Datronic Partnerships are also included.

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

  ALLOWANCE FOR LEASE LOSSES - An allowance is recorded to reflect estimated losses inherent in the existing portfolio of leases. Additions to the allowance are made by means of a provision for lease losses, which is charged to expense. Recoveries of amounts previously reserved are reflected as credits to the provision for lease loss. The amounts shown in the accompanying Statements of Revenue and Expenses reflect the net effect of provisions and recoveries. Write-offs are deducted from the allowance.

 DUE (TO) FROM GENERAL PARTNER AND OTHER DATRONIC PARTNERSHIPS - In the ordinary course of the Partnership's day-to-day operations, there are occasions when the general partner and/or other Datronic Partnerships owe amounts to, and are owed amounts from, the Partnership. It is the Partnership's policy not to charge (credit) interest on these payable (receivable) balances and to include them as cash equivalents.

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

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


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

NOTE 3 - COMMERCIAL LEASE PAPER:

At December 31, 1997 commercial lease paper consists of a non-performing note receivable from one lease broker which has been placed on a non-accrual basis whereby no interest income is currently being recorded. This non-performing note is secured by leases which have been recovered and are being serviced by the Partnership. Payments received on the underlying leases are applied to the note balance as recoveries.

Commercial lease paper is shown net of an allowance for losses. The following summarizes the changes in the allowance for the three years ended December 31, 1997.

                                Liquidating     Continuing
                                 Limited         Limited
                                 Partners        Partners           Total
                                -----------     ----------        ---------
Balance, beginning
   of 1995                       $ 13,470        $ 136,932        $ 150,402

Additions                           4,238           45,762           50,000
Write-offs                           --               --               --
                                 --------        ---------        ---------

Balance, December 31, 1995         17,708          182,694          200,402

Additions                           1,695           23,305           25,000
Write-offs                            115           (1,955)          (1,840)
                                 --------        ---------        ---------

Balance, December 31, 1996         19,518          204,044          223,562

Recoveries                         (2,542)         (32,458)         (35,000)
Write-offs                           (700)          (3,430)          (4,130)
                                 --------        ---------        ---------

Balance, December 31, 1997       $ 16,276        $ 168,156        $ 184,432
                                 ========        =========        =========

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


NOTE 4 - NET INVESTMENT IN DIRECT FINANCING LEASES:

The components of the net investment in direct financing leases at December 31, 1997 and 1996 are as follows:

                                                   December 31, 1997
                                   -----------------------------------------------
                                   Liquidating      Continuing
                                    Limited          Limited
                                    Partners         Partners             Total
                                   -----------      -----------        -----------
Performing leases
  Minimum lease payments
    receivable                      $   --          $ 3,213,715        $ 3,213,715
  Unearned Income                       --             (369,683)          (369,683)
  Estimated residuals                   --                1,466              1,466
                                    --------        -----------        -----------
Total Performing Leases                 --            2,845,498          2,845,498
Non-performing leases                 15,340          1,562,039          1,577,379
                                    --------        -----------        -----------
Net investment in direct
  financing leases
  before allowance                    15,340          4,407,537          4,422,877
Allowance for lease losses           (15,340)        (1,541,372)        (1,556,712)
                                    --------        -----------        -----------
Net investment in direct
  financing leases                  $   --          $ 2,866,165        $ 2,866,165
                                    ========        ===========        ===========

Amounts currently due
  included in net investment
  in direct financing leases:       $   --          $    61,471        $    61,471
                                    ========        ===========        ===========

                                                 December 31, 1996
                                   -----------------------------------------------
                                   Liquidating        Continuing
                                    Limited            Limited
                                    Partners           Partners           Total
                                   -----------        -----------      -----------
Performing leases
  Minimum lease payments
   receivable                       $ 10,214        $ 6,810,508        $ 6,820,722
  Unearned income                       (115)          (971,008)          (971,123)
  Estimated residuals                  1,569              9,155             10,724
                                    --------        -----------        -----------
Total performing leases               11,668          5,848,655          5,860,323
Non-performing leases                 65,081          1,771,808          1,836,889
                                    --------        -----------        -----------
Net investment in direct
  financing leases
  before allowance                    76,749          7,620,463          7,697,212
Allowance for lease losses           (69,702)        (1,985,963)        (2,055,665)
                                    --------        -----------        -----------
Net investment in direct
  financing leases                  $  7,047        $ 5,634,500        $ 5,641,547
                                    ========        ===========        ===========

Amounts currently due
  included in net investment
  in direct financing leases:       $  7,576        $   261,553        $   269,129
                                    ========        ===========        ===========

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

An analysis of the changes in the allowance for lease losses by Class of Limited Partner for 1995, 1996 and 1997 is as follows:

                            Liquidating      Continuing
                             Limited          Limited
                            Partners          Partners             Total
                            -----------      -----------        -----------
Balance, beginning
   of 1995                  $ 225,428        $ 1,733,421        $ 1,958,849
Additions(recoveries)         (76,276)           276,276            200,000
Write-offs                    (53,218)          (347,034)          (400,252)
                            ---------        -----------        -----------

Balance, end of 1995           95,934          1,662,663          1,758,597
Additions                        --              525,000            525,000
Write-offs                    (26,232)          (201,700)          (227,932)
                            ---------        -----------        -----------

Balance, end of 1996           69,702          1,985,963          2,055,665
Recoveries                    (51,768)          (183,644)          (235,412)
Write-offs                     (2,594)          (260,947)          (263,541)
                            ---------        -----------        -----------

Balance, end of 1997        $  15,340        $ 1,541,372        $ 1,556,712
                            =========        ===========        ===========



The Partnership leases equipment with lease terms generally ranging from two to five years. Minimum payments scheduled to be received on performing leases for each of the succeeding five years ending after December 31, 1997 by Class of Limited Partner are as follows:

           Liquidating       Continuing
             Limited          Limited
            Partners          Partners          Total
           -----------       ----------      ----------
1998       $     --         $1,845,319       $1,845,319
1999             --            973,051          973,051
2000             --            394,849          394,849
2001             --                496              496
2002             --               --               --
           ----------       ----------       ----------

           $     --         $3,213,715       $3,213,715
           ==========       ==========       ==========

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


NOTE 5 - DIVERTED AND OTHER ASSETS:

The $13.3 million of funds allegedly misappropriated from the Datronic Partnerships and TELIF (collectively the "Partnerships") (see Notes 1 and 8) were commingled by the alleged wrongdoers with $10.3 million of other funds and used to acquire various assets. $20.7 million of such assets (collectively, "Diverted and other assets" or "Recovered Assets") were subsequently recovered for the benefit of the Partnerships and each Partnership was assigned an undivided pro-rata interest in them.

Since 1993, LRC has been liquidating these assets and distributing available funds to the Partnerships. The Partnership's undivided interest in the Diverted and other assets, and related distributions, is approximately 55.2% of the total. The Partnership's remaining interest in the Diverted and other assets is reflected in the accompanying Balance Sheets at estimated net realizable value which is equal to cost, less allowances to reflect Management's estimates of current market value and future costs to be incurred. At December 31, 1997, these assets consisted primarily of real estate and cash.

The following tables summarize the activity related to Diverted and other assets, both in total and for the Partnership's interest therein, for the three years ended December 31, 1997.

                                           Diverted and other assets
                                       ---------------------------------
                                                           Partnership's
                                           Total              Share
                                       ------------        -------------
Balance at December 31, 1994           $ 12,747,945        $ 7,041,016
Distribution to the Partnerships         (3,000,000)        (1,658,816)
Provision for loss                       (1,625,000)          (897,520)
                                       ------------        -----------

Balance at December 31, 1995              8,122,945          4,484,680
Provision for loss                         (500,000)          (276,160)
                                       ------------        -----------

Balance at December 31, 1996              7,622,945          4,208,520
Credit for recovery
  of assets                                 700,000            386,624
                                       ------------        -----------

Balance at December 31, 1997           $  8,322,945        $ 4,595,144
                                       ============        ===========

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


Diverted and other assets at December 31, 1997 consisted of the following:


Office building (at adjusted cost)       $ 4,178,666
Cash                                       3,693,607
Amount due from settlement                   700,000
Allowance for carrying and
  disposition costs                         (249,328)
                                         -----------
                                         $ 8,322,945
                                         ===========


The 1995 loss provision of $1,625,000 (Partnership's share was $897,520) primarily represents the write-off of the Datronic Partnerships' interest in a real estate development limited partnership. $700,000 (Partnership's share was $386,624) of this was recovered in 1997 and is reflected as a credit for recovery of assets. The 1996 loss provision of $500,000 (Partnership's share was $276,160) primarily reflects a settlement of claims against Diverted and other assets.

LRC is continuing its efforts to liquidate the remaining Diverted and other assets and will make additional distributions to the Partnerships as funds become available. Due to the fluctuating nature of real estate values, the ultimate net realizable value of the office building cannot be predicted.


NOTE 6 - DATRONIC ASSETS:

In accordance with a 1993 Court approved Settlement, substantially all of DRC's assets, net of related debt, were transferred to LRC as nominee and agent for the Datronic Partnerships for the benefit of the Class A and B Limited Partners. The Partnership was assigned an undivided, pro-rata interest in the Datronic Assets equal to 34.3% of the total. Proceeds from the liquidation of these assets have been and will be, if additional amounts are realized, used to reimburse the Class A and Class B Limited Partners for legal fees paid in connection with the 1993 partial settlement of class action litigation (see Notes 2 and 8(a)(i)). During 1995, $393,013 was distributed to the Datronic Partnerships (the Partnership's share was $134,402).

At December 31, 1996 and 1997, the remaining Datronic Assets consisted of $800,892 of cash, less a corresponding reserve for claims against Datronic assets including a claim made by a former DRC creditor (see Note 8(b)).

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


NOTE 7 - PARTNERS' EQUITY:

Distributions per Unit to the Limited Partners for the years 1995, 1996 and 1997 were:

                         Class A           Class B            Class C
                        ---------         ---------          ---------
       1995             $  28.17           $ 64.08            $ 64.08
       1996             $    -             $ 30.03            $ 31.05
       1997             $    -             $ 12.05            $ 17.65

The Partnership began its Liquidation Phase on August 31, 1996. Pursuant to the Amended Partnership Agreement, all distributions made before that date were paid on a per-unit basis and all subsequent distributions were based on the positive Capital Account balances of each limited partner within each Class. See Note 10.

At December 31, 1997, 1996 and 1995, there were 33,858 Class A Units, 165,574 Class B Units, 327 Class C Units, and one General Partner Unit outstanding.

Funds raised by each Class and cumulative distributions to limited partners by class from the Partnership's formation through December 31, 1997 are:

                                        Funds                   Cumulative
                                        Raised                 Distributions
                                     -----------               -------------
                  Class A            $16,929,575                $11,747,537
                  Class B             82,790,118                 58,367,136
                  Class C                159,807                    116,426
                                     -----------                -----------

                  Total              $99,879,500                $70,231,099
                                     ===========                ===========



NOTE 8 - LITIGATION:

(a) At December 31, 1997, the Partnerships and/or the limited partners of the Datronic Partnerships were plaintiffs in the following matters:


(i) Claims against professionals

During 1992, a class action lawsuit ("Class Action") was certified on behalf of the limited partners in the Datronic Partnerships ("the Class") against DRC, various officers of DRC and various other parties. The Class Action was subsequently amended to add, as defendants, Siegan, Barbakoff, Gomberg & Kane (the Datronic Partnerships' former securities counsel) ("Siegan"), Weiss and Company, (the Datronic Partnerships' independent accountants prior to

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

1990) ("Weiss") and Price Waterhouse (the Datronic Partnerships' independent accountants during 1990 and 1991). During 1993, the Datronic Partnerships filed cross-claims against Siegan, Weiss and Price Waterhouse (collectively "Defendants") alleging professional negligence, breach of contract, violations of Section 11 of the Securities Act of 1933 (as to Weiss and Price Waterhouse only) and breach of fiduciary duty (as to Siegan).

During 1995, the Court dismissed all Class claims against Price Waterhouse. Class Counsel intends to appeal the dismissal order in accordance with Court rules at the appropriate time. The Court also ruled it did not have jurisdiction with respect to the Datronic Partnerships' cross-claims against Price Waterhouse and Weiss. As a result, the cross-claims, excluding those alleging violations of the Securities Act of 1933, were refiled and are pending in the Circuit Court of Cook County, Illinois.

As plaintiffs in the above claims against Price Waterhouse and Weiss, the Datronic Partnerships allege, among other things, that the actions of the Defendants contributed to the improper payment of fees and expense reimbursements to DRC. If fees and expenses were inappropriately paid, the Datronic Partnerships might be deemed to have had a receivable from DRC for any such payments. Since all of the assets of DRC were transferred to LRC for the benefit of the Datronic Partnerships in connection with the Settlement (see Note
6) and DRC had subsequently ceased operations, such receivables would be uncollectible.

During 1995, the Court approved a settlement of all Class claims and all cross-claims against Siegan, whereby Siegan paid an aggregate amount of $1,775,000 ($425,474 for the Partnership).

(ii) Other Claims

During 1996, the Court entered an order removing any claim that one of the defendants of the class action had against the Partnership's Recovered Assets and certain cash accounts. Pursuant to the terms of the order, approximately $725,000 of Recovered Assets (the Partnership's interest therein is approximately $398,000 and is included in Diverted and other assets at a net amount of $0) will be held in escrow for the potential benefit of the defendant pending the outcome of the litigation discussed below.

During 1994, a suit was filed on behalf of certain of the Datronic Partnerships (including the Partnership) arising out of their 1990 acquisition of a lease portfolio. The suit charges fraud and breach of contract against the original owner. During 1995, the Court dismissed the claim for lack of jurisdiction without ruling on its merits. LRC, on behalf of the affected partnerships, filed a revised complaint in the Circuit Court of Cook County, Illinois for fraud and breach of contract in the amount of $5.5 million plus punitive damages and interest. This action remains pending.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


(iii) Litigation Costs, Expenses and Fees

Future costs, expenses and fees of the Class Action and any subsequent Class litigation will be paid in such amounts and from such sources as the Court shall determine. Future fees and costs relating to the cross-claims and other litigation undertaken on behalf of the Partnership will be paid by the Partnership subject to the approval of LRC. It is anticipated that the Datronic Partnerships will continue to expend funds in the future in pursuit of claims described herein. Counsel for the Datronic Partnerships (same as Class Counsel) is charging rates which are less than their normal rates and have a right to receive a contingent fee equal to a percentage of the proceeds, if any, resulting from the cross-claims against professionals.

(b) At December 31, 1997, the Partnership's General Partner, LRC, was a defendant in the following matter:

Secured Lender Litigation

During 1993, in connection with the liquidation of a Recovered Asset, a secured lender filed suit against LRC for an approximate $175,000 loss incurred by the secured lender (see Note 6). The suit was dismissed by the Court during 1995 for failure to state a claim. Upon appeal, a portion of the suit was remanded to the lower court for trial. LRC believes the suit is without merit and is vigorously contesting it.

Due to the uncertainty of the outcome of the pending litigation, no assets have been recorded in the Partnership's financial statements relating to the pending litigation discussed above.

NOTE 9 - PARTNERSHIP MANAGEMENT:

Since July 1, 1996, LRC has directly managed the day-to-day operations of the Datronic Partnerships. The cost of the day-to-day management services is allocated to each partnership based on the level of services performed for each partnership. These expenses are reimbursed to LRC pursuant to the terms of the Amended Partnership Agreement (see Note 10).

Prior to July 1, 1996, the Datronic Partnerships were managed by New Era Funding under the direction of LRC pursuant to a Management Agreement. Effective June 30, 1996, this agreement was terminated and, pursuant to the Management Termination Agreement, New Era was paid a $3.2 million dollar termination fee (plus accrued interest) and the three principals of New Era were paid a total of $1.0 million (plus accrued interest) for their agreement not to compete with the business of the Datronic Partnerships for two years. The Partnership's share of these payments was $919,902, which is included in the 1996 Statement of Revenue and Expenses as part of the Management fees - New Era. Under the terms of the Management

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

Agreement, New Era and its principals were entitled to minimum aggregate annual compensation of $2 million plus all operating expenses incurred in connection with the management of all Partnerships.

As part of the Management Termination Agreement, two of New Era's principals have been retained as consultants to the Datronic Partnerships through March 31, 1999 for an annual fee of $200,000 each. These payments are allocated to each of the Datronic Partnerships based on the services performed for each Partnership and are included in the accompanying Statement of Revenue and Expenses as part of General Partner's expense reimbursement.


NOTE 10 - PARTNERSHIP AGREEMENT:

As part of the 1993 Settlement each limited partner elected to become a Class A, B or C Limited Partner.

Class A Limited Partners
This class elected to begin liquidating their interest in the Partnership as of the Settlement date. Accordingly, each Class A Limited Partner is entitled to receive cash distributions equal to their pro rata share of the net proceeds from the disposition of assets owned by the Partnership on the Settlement Date, plus their pro rata interest in the net proceeds from the disposition of Datronic Assets, Diverted and other assets, and temporary investments. In addition, Class A Limited Partners participate in the Class Action.

Class B Limited Partners
This class elected not to begin liquidation of their interest in the Partnership as of the Settlement Date. Until the Liquidating Phase of the Partnership began on August 31, 1996, each Class B Limited Partner received cash distributions equal to 12.5% annually of their Adjusted Capital Contributions (as that term is defined in the amended Partnership Agreement). Available cash in excess of that required to pay these distributions was invested in equipment and equipment leases ("New Investments") and temporary investments on behalf of the Class B Limited Partners. In addition, Class B Limited Partners participate in the Class Action.

Class C Limited Partners
This class elected not to participate in the Class Action. Therefore, each Class C Limited Partner: (i) preserved their individual claims against DRC and the other defendants, (ii) does not participate in the Class Action, and (iii) did not participate in the Settlement. In all other respects, including distributions from the Partnership, Class C Limited Partners are the same as Class B Limited Partners.

Distributions to Class A Limited Partners were suspended after payment of the October 1, 1995 distribution and to Class B and C Limited Partners after payment of the January 1, 1998 distribution. If the

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

Partnership obtains funds from pending litigation or cash is otherwise available after providing for the orderly liquidation of the Partnership, additional distributions will be made at the appropriate time.

Concurrent with the beginning of the Liquidating Phase on August 31, 1996, the Partnership ceased making New Investments and the General Partner (LRC) began the orderly liquidation of Partnership assets. Pursuant to this, cash reserves are to be maintained sufficient to satisfy all liabilities of the Partnership and provide for future contingencies. Cash available after satisfying such requirements ("Cash Flow Available for Distribution") will be distributed to the General and Limited Partners as described below.

During the Liquidating Phase, net Partnership proceeds from all sources, less cash reserves needed to satisfy Partnership liabilities and provide for future contingencies will be apportioned among the Class A, B and C Limited Partners, each class as a group, in accordance with each class' interest in each type of asset. Then, Liquidating Distributions will be made to the Limited Partners within each class in accordance with the positive Capital Account balance of each Limited Partner until all Limited Partners' Capital Account balances are zero, and thereafter, pro rata based on the number of units outstanding.

The amended Partnership Agreement provides for the General Partner (LRC) to receive quarterly distributions equal to 1% of the Cash Flow Available for Distribution. In addition, LRC receives reimbursement for expenses incurred in excess of those covered by the 1% distribution. These expense reimbursements are paid one quarter in advance and are adjusted based on LRC's actual expenses. LRC allocates its expenses to each of the Datronic Partnerships based on its activities performed for each Partnership. Beginning July 1, 1996, LRC's expense reimbursement includes expenses incurred in managing the day-to-day operations of this and the other Datronic Partnerships. LRC is entitled to no other fees or reimbursements from the Partnership.

The following summarizes the total of all payments to LRC during the three years ended December 31, 1997:

                                                 Year ended December 31,
                                      --------------------------------------------
                                         1997             1996             1995
                                      ----------       ----------       ----------
1% Distribution                       $   21,233       $  104,304       $  600,440
Expense Reimbursement in excess
   of the 1% Distribution              5,369,846        2,955,260        1,261,078
                                      ----------       ----------       ----------

Total                                 $5,391,079       $3,059,564       $1,861,518
                                      ==========       ==========       ==========

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


The Partnership's share of these payments were:

                                              Year ended December 31,
                                      ----------------------------------------
                                         1997            1996           1995
                                      ----------       --------       --------
1% Distribution                       $   18,338       $ 45,426       $235,994
Expense Reimbursement in excess
   of the 1% Distribution              1,263,139        708,463        213,674
                                      ----------       --------       --------

Total                                 $1,281,477       $753,889       $449,668
                                      ==========       ========       ========


NOTE 11 - CONCENTRATION OF CREDIT RISK:

Leasing activity is conducted throughout the United States, with emphasis in certain states such as California, New York, and Texas. The cost of equipment under lease typically ranges from $15,000 to $30,000. Such equipment includes, but is not limited to: machine tool equipment, printing and graphic processing equipment, general purpose plant/office equipment, computers and terminals for management information systems, medical equipment, and automotive repair equipment. At December 31, 1997, there are no significant concentrations of business activity in any industry or with any one debtor. The Partnership maintains a security interest in all equipment until the lessee's obligations are fulfilled.

Of the Partnership's investment in commercial lease paper, one debtor represents 100% of the amount outstanding (see Note 3).

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONCLUDED


NOTE 12 - INCOME TAXES:

The Partnership is not subject to Federal income taxes and, accordingly, no provision or credit for such taxes is reflected in the accompanying financial statements. Instead, the tax effects of the Partnership's activities are includable in the individual tax returns of its partners. The following table reconciles the Partnership's net operating results determined in accordance with generally accepted accounting principles with those reported for Federal income tax purposes in total for all Partners and by Class of Partner for the year ended December 31, 1997.

                                                    Liquidating        Continuing
                                     General         Limited           Limited
                                     Partner         Partners          Partners              Total
                                     --------       -----------        -----------        -----------
Net loss per accompanying
  statements                         $ (5,160)       $(134,906)       $  (375,883)       $  (515,949)
Effect of leases treated as
  operating leases for tax
  purposes                               (648)         (11,233)           (52,886)           (64,767)
Effect of principal repayments
  treated as income for tax
  purposes                               (862)         (14,464)           (70,871)           (86,197)
Credit for lease losses                  (391)          (3,210)           (35,528)           (39,129)
Provision for recovery of
  Diverted and other assets           (16,955)        (284,512)        (1,394,025)        (1,695,492)
Provision for Class Counsel
  fees and expenses, net                 --            (62,128)          (303,821)          (365,949)

Other, net                               (432)          (5,117)           (37,638)           (43,187)
                                     --------        ---------        -----------        -----------

Loss for Federal income tax
  purposes in total                  $(24,448)       $(515,570)       $(2,270,652)       $(2,810,670)
                                     ========        =========        ===========        ===========

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants or disagreements with accountants on accounting and financial disclosure.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no employees or directors. LRC was formed in December 1992 in contemplation of the Settlement for the sole purpose of acting as the general partner for each of the Datronic Partnerships. LRC became general partner in 1993. LRC has a nominal net worth. The directors and executive officers of LRC, together with pertinent information concerning each of them are as follows:

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

LRC's Board of Directors and executive officers, together with certain pertinent information regarding their background, are set forth below:

                                   Director
      Name                     Position and Office                              Since
      ----                     -------------------                              -----

Donald D. Torisky          Chairman of the Board and
                           Chief Executive Officer                              12/92

Robert P. Schaen           Vice-Chairman of the Board and
                           Chief Financial Officer                              12/92

Arthur M. Mintz            Vice-Chairman of the Board and
                           General Counsel                                      12/92

Donald D. Torisky, age 59, has been associated with LRC since its inception in 1992. Mr. Torisky is also President of Barrington Management and Consulting, Inc. where, prior to March 1993, he coordinated management consulting opportunities for national and international Fortune 500 finance companies. From 1987 to 1990, Mr. Torisky worked with the TransAmerica Corporation as an Executive Vice-President and board member of the TransAmerica Finance Group. Mr. Torisky also served as the President and Chief Executive Officer of TransAmerica Commercial Finance Corporation. With TransAmerica, Mr. Torisky managed and directed a diversified financial service portfolio of $4.6 billion with branches in the United States, Canada, the United

Kingdom and Australia. From 1962 to 1987, Mr. Torisky was with the Borg-Warner Corporation. In 1983 he became President and Chief Executive Officer of Borg-Warner Financial Services and an officer of Borg-Warner Corp. Mr. Torisky has completed the Advanced Management Program at the Harvard Graduate School of Business Administration. Mr. Torisky served honorably in the United States Marine Corps, and holds a license in life, accident, and health insurance and a Series 6 NASD license.

Robert P. Schaen, age 71, has been associated with LRC since its inception in 1992. Prior to his association with LRC, Mr. Schaen retired from Ameritech in 1991 after 39 years of service with the Bell System and Ameritech. At his retirement he was the Vice-President and Comptroller of Ameritech. He started his Bell System career with New York Telephone Company in 1952, was promoted and transferred to AT&T in 1962, and thereafter, promoted and transferred to Illinois Bell Telephone Company in 1965 where he managed personnel, accounting, data systems and general operations prior to being elected Comptroller and Assistant Secretary. In 1983, Mr. Schaen was named Vice-President and Comptroller of Ameritech. Mr. Schaen served as a naval officer in the Pacific Theater during World War II and retired from the Naval Reserve Intelligence Service in 1968 with the rank of Commander. He graduated from Hobart College in Geneva, New York in 1948 and after graduation remained there as a mathematics and statistics instructor. In 1967 Mr. Schaen completed the Advanced Management Program at the Harvard Graduate School of Business Administration.

Arthur M. Mintz, age 61, has been associated with LRC since its inception in 1992. Mr. Mintz is also Chairman of the Board of Olicon Imaging Systems, Inc., which was founded in 1991. Olicon Imaging Systems, Inc. is a teleradiology company serving approximately 800 hospitals nationwide. Since 1987, he has also served as President of AMRR Leasing Corporation and Vice President and General Counsel of Mobile M.R. Venture, Ltd. In 1983, Mr. Mintz was a founder of Diasonics, Incorporated and served as its Corporate Counsel. Diasonics was listed on the New York Stock Exchange prior to its acquisition by Elsinth in 1995. In 1957, Mr. Mintz obtained a Bachelor of Arts Degree from Northwestern University and in 1959, obtained his J.D. from Northwestern University School of Law. Thereafter, Mr. Mintz served in the United States Army and was honorably discharged. From 1965 to 1982, Mr. Mintz was a principal with the law firms of Mintz, Raskin, Rosenberg, Lewis & Cohen (1965-1975), Mintz, Raskin and Lewis (1975-1979), and Arthur M. Mintz, Ltd., P.C. (1979-1982).

Any change in the compensation of a director of LRC must be approved by the other two non-interested members of the Board of Directors.

ITEM 11 - MANAGEMENT REMUNERATION

The Partnership has no officers or directors and instead is managed by the general partner, LRC.

The Partnership Agreement, as amended, provides for LRC to receive reimbursement for its operating expenses incurred in relation to its functions as General Partner of the Datronic Partnerships. These reimbursements are detailed in Note 10 to the Partnership's financial statements included in Item 8.

Compensation paid to the Chief Executive Officer of LRC during 1997 was as follows:

     Chairman of the
     Board and Chief                                            All Other
     Executive Officer                  Salary                Compensation(b)
     -----------------                  ------                ---------------
     Donald D. Torisky                 $458,644                 $3,200(a)

(a) Represents the value of LRC's contribution to LRC's Savings and Retirement Plan allocable to Mr. Torisky for services rendered during 1997.

(b) Information concerning Bonus, Other Annual Compensation, Restricted Stock Award, Option/SARs and LTIP Payouts is Not Applicable.

This compensation was included in LRC's operating expenses reimbursed by all Datronic Partnerships. The Partnership's share of such expense reimbursements, including the 1% of Cash Flow Available for Distribution, was 23.77%.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Partnership has no officers or directors and instead is managed by the general partner, LRC.

The Partnership Agreement, as amended, provides for LRC to receive reimbursement for its operating expenses incurred in relation to its functions as General Partner of the Datronic Partnerships. These reimbursements are detailed in Note 10 to the Partnership's financial statements included in Item 8.

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

          (1) Financial Statements
              See Index to Financial Statements located in Item 8 of this
              Report.

          (2) Financial Statement Schedules
              None.

          (3) Exhibits
              The Exhibits listed in the Exhibit Index immediately following the signature page are filed as a part of this report.

(b)       Reports on Form 8-K
          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 1998.


          DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

March 27, 1998               By: Lease Resolution Corporation,
                                    General Partner


                             By:  /s/ Donald D. Torisky
                                 --------------------------------------
                                 Donald D. Torisky
                                 Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.



By:   /s/ Donald D. Torisky                                    March 27, 1998
     ------------------------------
     Donald D. Torisky
     Chairman and Chief Executive Officer,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XIX, L.P.



By:   /s/ Robert P. Schaen                                     March 27, 1998
     ------------------------------
     Robert P. Schaen
     Vice-Chairman and
     Chief Financial Officer,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XIX, L.P.



By:   /s/ Arthur M. Mintz                                      March 27, 1998
     ------------------------------
     Arthur M. Mintz
     Vice-Chairman and General Counsel,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XIX, L.P.

                                  EXHIBIT INDEX

EXHIBIT NO.                  DESCRIPTION
-----------                  -----------

     27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                             Commission for information only and not filed.