Form 10-Q
period 1998-03-31
DATRONIC EQUIPMENT INCOME FUND XIX L P
filed 1998-05-15
CIK 859072

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-Q
                      Quarterly Report Under Section 13
                         or 15 (d) of the Securities
                             Exchange Act of 1934
                      ----------------------------------



For the Quarter Ended
  March 31, 1998                                Commission File Number  0-19466
---------------------                           -------------------------------



                   DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                   ----------------------------------------
            (Exact name of Registrant as specified in its charter)


        Delaware                                             36-3684373
-----------------------                             ---------------------------
     State or other                                 IRS Employer Identification
     jurisdiction of                                Number
     incorporation or
     organization

1300 E. Woodfield Road, Suite 312                    Schaumburg, Illinois 60173
---------------------------------                    --------------------------
Address of principal                                      City, State, Zip Code
executive offices

Registrant's telephone number:                             (847) 240-6200
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


                               (1)  Yes  x   No

                               (2)  Yes  x   No

                   DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                  FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1998

                        PART I - FINANCIAL INFORMATION

Item 1.
-------

  Index to Financial Statements

     Balance Sheets

        March 31, 1998 (unaudited)                                       3

        December 31, 1997                                                4

     Statements of Revenue and Expenses (unaudited)

        For the three months ended March 31, 1998                        5

        For the three months ended March 31, 1997                        6

     Statements of Changes in Partners' Equity

        For the three months ended March 31, 1998                        7
          (unaudited)

     Statements of Cash Flows (unaudited)

        For the three months ended March 31, 1998                        8

        For the three months ended March 31, 1997                        9

     Notes to Financial Statements (unaudited)                     10 - 11


Item 2.
-------

  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                 12 - 13



                         PART II - OTHER INFORMATION

Items 1-6.                                                              14
----------

                   DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                BALANCE SHEETS
                                March 31, 1998
                                 (Unaudited)



                                  Liquidating  Continuing
                                    Limited     Limited
                                   Partners     Partners     Total
                                  -----------  ----------  ----------

ASSETS

Cash and cash equivalents          $1,131,263  $1,613,449  $2,744,712
Investments in commercial lease
  paper, net                            1,223      13,969      15,192
Net investment in direct
  financing leases                          -   2,305,939   2,305,939
Diverted and other assets, net        778,877   3,816,267   4,595,144
Datronic assets, net                        -           -           -
                                   ----------  ----------  ----------

                                   $1,911,363  $7,749,624  $9,660,987
                                   ==========  ==========  ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                 $    6,291  $   51,016  $   57,307
Lessee rental deposits                 41,254     222,869     264,123
                                   ----------  ----------  ----------

     Total liabilities                 47,545     273,885     321,430


Total partners' equity              1,863,818   7,475,739   9,339,557
                                   ----------  ----------  ----------

                                   $1,911,363  $7,749,624  $9,660,987
                                   ==========  ==========  ==========







               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                BALANCE SHEETS
                              December 31, 1997


                                  Liquidating  Continuing
                                    Limited     Limited
                                   Partners     Partners      Total
                                  -----------  ----------  -----------

ASSETS

Cash and cash equivalents          $1,199,924  $1,874,453   $3,074,377
Investments in commercial lease
  paper, net                            2,072      22,939       25,011
Net investment in direct
  financing leases                          -   2,866,165    2,866,165
Diverted and other assets, net        778,877   3,816,267    4,595,144
Datronic assets, net                        -           -            -
                                   ----------  ----------  -----------


                                   $1,980,873  $8,579,824  $10,560,697
                                   ==========  ==========  ===========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                 $    6,814  $   55,502  $    62,316
Lessee rental deposits                 41,971     253,663      295,634
                                   ----------  ----------  -----------

     Total liabilities                 48,785     309,165      357,950

Total partners' equity              1,932,088   8,270,659   10,202,747
                                   ----------  ----------  -----------

                                   $1,980,873  $8,579,824  $10,560,697
                                   ==========  ==========  ===========





               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                      STATEMENTS OF REVENUE AND EXPENSES
                  For the three months ended March 31, 1998
                                 (Unaudited)



                               Liquidating  Continuing
                                 Limited     Limited
                                Partners     Partners     Total
                               -----------  ----------  ----------

Revenue:
 Lease income                  $       263  $   98,676  $   98,939
 Interest income                     4,655      32,007      36,662
                               -----------  ----------  ----------

                                     4,918     130,683     135,601
                               -----------  ----------  ----------

Expenses:
 General Partner's
  expense reimbursement             32,499     221,292     253,791
 Professional fees                  40,478     202,270     242,748
 Other operating expenses            2,783      14,643      17,426
 Credit for lease losses            (2,572)    (12,602)    (15,174)
                               -----------  ----------  ----------

                                    73,188     425,603     498,791
                               -----------  ----------  ----------


Net loss                       $   (68,270) $ (294,920) $ (363,190)
                               ===========  ==========  ==========

Net loss -
 General Partner               $      (683) $   (2,949) $   (3,632)
                               ===========  ==========  ==========

Net loss -
 Limited Partners              $   (67,587) $ (291,971) $ (359,558)
                               ===========  ==========  ==========

Net loss per limited
 partnership unit                   $(2.00)    $ (1.76)
                                    ======     =======

Weighted average number
 of limited partnership units
 outstanding                        33,858     165,901
                                    ======     =======






               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                      STATEMENTS OF REVENUE AND EXPENSES
                  For the three months ended March 31, 1997
                                 (Unaudited)



                               Liquidating  Continuing
                                 Limited     Limited
                                Partners     Partners     Total
                               -----------  ----------  ----------

Revenue:
 Lease income                  $     2,340  $  194,407  $  196,747
 Interest income                     4,828      35,439      40,267
                               -----------  ----------  ----------

                                     7,168     229,846     237,014
                               -----------  ----------  ----------

Expenses:
 General Partner's
  expense reimbursement             54,400     311,865     366,265
 Professional fees                  15,240      89,260     104,500
 Other operating expenses            3,250      17,498      20,748
 Credit for lease losses           (24,408)    (49,592)    (74,000)
                               -----------  ----------  ----------

                                    48,482     369,031     417,513
                               -----------  ----------  ----------


Net loss                       $   (41,314) $ (139,185) $ (180,499)
                               ===========  ==========  ==========

Net loss -
 General Partner               $      (413) $   (1,392) $   (1,805)
                               ===========  ==========  ==========

Net loss -
 Limited Partners              $   (40,901) $ (137,793) $ (178,694)
                               ===========  ==========  ==========

Net loss per limited
 partnership unit                   $(1.21)    $  (.83)
                                    ======     =======

Weighted average number
 of limited partnership units
 outstanding                        33,858     165,901
                                    ======     =======






               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                   STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (Unaudited)



                                          Liquidating  Continuing
                                General     Limited     Limited       Total
                               Partner's   Partners'   Partners'    Partners'
                                Equity      Equity       Equity      Equity
                               ---------  -----------  ----------  -----------


  Balance, December 31, 1997*  $       -  $ 1,932,088  $8,270,659  $10,202,747

   Distributions to partners           -            -    (500,000)    (500,000)
   Net loss                       (3,632)     (67,587)   (291,971)    (363,190)
   Allocation of General
    Partner's Equity               3,632         (683)     (2,949)           -
                               ---------  -----------  ----------  -----------


  Balance, March 31, 1998      $       -  $ 1,863,818  $7,475,739  $ 9,339,557
                               =========  ===========  ==========  ===========




* Balances are net of $74,954 and $678,650, of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.















               See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                   For the three months ended March 31, 1998
                                  (Unaudited)


                                  Liquidating  Continuing
                                    Limited     Limited
                                   Partners     Partners     Total
                                  -----------  ----------  ----------

Cash flows from operating
 activities:
 Net loss                         $   (68,270) $ (294,920) $ (363,190)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
  Credit for lease losses              (2,572)    (12,602)    (15,174)
  Changes in assets and
   liabilities:
   Accounts payable and
    accrued expenses                     (523)     (4,486)     (5,009)
   Lessee rental deposits                (717)    (30,794)    (31,511)
                                  -----------  ----------  ----------

                                      (72,082)   (342,802)   (414,884)
                                  -----------  ----------  ----------

Cash flows from investing
 activities:
 Principal collections
  on leases                             2,572     572,828     575,400
 Repayments of commercial
  lease paper                             849       8,970       9,819
                                  -----------  ----------  ----------

                                        3,421     581,798     585,219
                                  -----------  ----------  ----------

Cash flows from financing
 activities:
 Distributions to
  Limited Partners                          -    (500,000)   (500,000)
                                  -----------  ----------  ----------

Net decrease in cash and
 cash equivalents                     (68,661)   (261,004)   (329,665)

Cash and cash equivalents:
 Beginning of year                  1,199,924   1,874,453   3,074,377
                                  -----------  ----------  ----------

 End of first quarter             $ 1,131,263  $1,613,449  $2,744,712
                                  ===========  ==========  ==========









               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                           STATEMENTS OF CASH FLOWS
                  For the three months ended March 31, 1997
                                 (Unaudited)


                             Liquidating  Continuing
                               Limited     Limited
                              Partners     Partners     Total
                             -----------  ----------  ----------
Cash flows from operating
 activities:
 Net loss                    $   (41,314) $ (139,185) $ (180,499)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
  Credit for lease loss          (24,408)    (49,592)    (74,000)
  Changes in assets and
   liabilities:
   Accounts payable and
    accrued expenses             (17,807)    (95,774)   (113,581)
   Lessee rental deposits         (8,047)    (54,315)    (62,362)
   Due from management
    company                        7,747      51,383      59,130
                             -----------  ----------  ----------

                                 (83,829)   (287,483)   (371,312)
                             -----------  ----------  ----------

Cash flows from investing
 activities:
 Principal collections on
  leases                          28,992     975,122   1,004,114
 Repayments of commercial
  lease paper                      1,607      14,851      16,458
                             -----------  ----------  ----------

                                  30,599     989,973   1,020,572
                             -----------  ----------  ----------

Cash flows from financing
 activities:
 Distributions to
  Limited Partners                     -    (499,995)   (499,995)
 Distributions to
  General Partner                      -      (3,188)     (3,188)
                             -----------  ----------  ----------

                                       -    (503,183)   (503,183)
                             -----------  ----------  ----------

Net increase (decrease) in
 cash and cash equivalents       (53,230)    199,307     146,077

Cash and cash equivalents:
 Beginning of year             1,446,892   2,130,637   3,577,529
                             -----------  ----------  ----------

 End of first quarter        $ 1,393,662  $2,329,944  $3,723,606
                             ===========  ==========  ==========





               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                                March 31, 1998
                                 (Unaudited)
NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XIX, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on December 22, 1989 for the purpose of acquiring and leasing both high-and low-technology equipment. See Notes 5, 8, and 10 to the Partnership's financial statements included in the 1997 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement which occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1997 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 1997 Form 10-K.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

Distributions to Liquidating Limited Partners were suspended after payment of the October 1, 1995 distribution. Distributions to Continuing Limited Partners were suspended after payment of the January 1, 1998 distribution.

NOTE 4 - SUBSEQUENT EVENT: SETTLEMENT OF LITIGATION:

On May 5, 1998, Lease Resolution Corporation (LRC), on behalf of Datronic Equipment Income Funds XVI, XVII, XVIII, XIX, XX and Datronic Finance Income Fund I, reached an agreement to settle all claims of the aforementioned partnerships against Weiss & Co. ("Settlement Agreement"). (See Note 8 to the financial statements included in the Partnership's 1997 Form 10-K). The Settlement Agreement is contingent upon subsequent approval by the United States District Court dismissing Weiss & Co. as a party defendant. Pursuant to the terms of the Settlement Agreement, Weiss & Co. has agreed to pay LRC, on behalf of the aforementioned partnerships, $2.4 million. LRC will determine how these proceeds, net of contingent attorneys fees of $600,000, will be distributed among the partnerships upon completion of the trial currently in process against Price Waterhouse. The Settlement Agreement provides for Weiss & Co. to transfer $2.4 million to an escrow account. This amount will be transferred to LRC no later than 30 days following the United States District Court entering an order of dismissal of Weiss & Co. for which no date has yet been set. All limited partners will be notified of the date once it has been scheduled.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1997 through March 31, 1998. The discussion and analysis of results of operations is for the three month period ended March 31, 1998 as compared to the corresponding period in 1997.

Liquidity and Capital Resources

During the three months ended March 31, 1998, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities, make distributions to limited partners and provide for the ultimate liquidation of the Partnership.

During the three months ended March 31, 1998, the Partnership's cash and cash equivalents decreased by $330,000 to $2,745,000 at March 31, 1998 from $3,074,000 at December 31, 1997. This decrease is primarily due to the use of cash in operations of $415,000 and distributions to partners of $500,000, partially offset by cash receipts from collections on leases of $575,000 and from commercial lease paper of $10,000.

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

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships. These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners, in all likelihood, will be significantly less than the amount of partners' equity reflected in the March 31, 1998 balance sheets (see Partnership's financial statements included in Item 1).

Results of Operations

The Partnership had a net loss of $363,000 for the three months ended March 31, 1998 in the aggregate for all classes of partners. This compares to an aggregate net loss for the same period in 1997 of $180,000. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the two periods ended March 31, 1998 and 1997 include the following:

Lease income:
Since August 1996, the Partnership has been in its Liquidation Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income for the three months ended March 31, 1998 as compared to the corresponding period in 1997.

Interest income:
Interest income decreased for the three months ended March 31, 1998 as compared to the corresponding period in 1997 as a result of decreased invested cash balances.

General Partner's expense reimbursement:
The decrease in first quarter 1998 expense is primarily due to D&O insurance and reductions in staff and related costs. Through the first quarter 1997, insurance premiums were paid on an annual basis; however, in September 1997 a one-time premium was paid that extended coverage through the ultimate liquidation date of the Partnership.

Professional fees:
The 1998 increase reflects fees paid in connection with the ongoing litigation against the Partnership's former accountants which is presently scheduled for trial in May of 1998. This increase is partially offset by the decreasing level of professional services required in such areas as collections, consulting and auditing. These decreases are the result of the decrease in the Partnership's lease portfolio and related activities.

Credit for lease losses:
This credit reflects Management's ongoing assessment of the potential losses inherent in the lease portfolio and collections on previously reserved balances.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1997 Form 10-K for a discussion of material legal proceedings involving the Partnership.


ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May 1998.





                       DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       Registrant





                   By: /s/DONALD D. TORISKY
                       ----------------------------
                       Donald D. Torisky
                       Chairman and Chief Executive Officer,
                       Lease Resolution Corporation
                       General Partner of
                       Datronic Equipment Income Fund XIX, L.P.




                   By: /s/ROBERT P. SCHAEN
                       ----------------------------
                       Robert P. Schaen
                       Vice-Chairman and Chief Financial Officer,
                       Lease Resolution Corporation
                       General Partner of
                       Datronic Equipment Income Fund XIX, L.P.

                    EXHIBIT INDEX
                    -------------


EXHIBIT NO.              DESCRIPTION
-----------              -----------
    27                   Financial Data Schedule, which is submitted
                         electronically to the Securities and Exchange
                         Commission for information only and not filed.