Form 10-Q
period 1998-06-30
DATRONIC EQUIPMENT INCOME FUND XIX L P
filed 1998-08-14
CIK 859072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                              --------------------


For the Quarter Ended
    June 30, 1998                               Commission File Number  0-19466
--------------------                            -------------------------------



                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)


      Delaware                                       36-3684373
-------------------                          ---------------------------
  State or other                             IRS Employer Identification
  jurisdiction of                                      Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312          Schaumburg, Illinois 60173
---------------------------------          --------------------------
  Address of principal                        City, State, Zip Code
  executive offices

Registrant's telephone number:                  (847) 240-6200
                                                ---------------



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

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

PART I - FINANCIAL INFORMATION

Item 1.


  Index to Financial Statements

    Balance Sheets

      June 30, 1998 (unaudited)                                     3

      December 31, 1997                                             4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 1998                      5

      For the three months ended June 30, 1997                      6

      For the six months ended June 30, 1998                        7

      For the six months ended June 30, 1997                        8

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 1998
        (unaudited)                                                 9

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 1998                       10

      For the six months ended June 30, 1997                       11

    Notes to Financial Statements (unaudited)                 12 - 13


Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations             14 - 15



PART II - OTHER INFORMATION

Items 1-6.                                                         16

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                                  June 30, 1998
                                   (Unaudited)



                                  Liquidating   Continuing
                                    Limited       Limited
                                   Partners      Partners     Total
                                  -----------   ----------   -------
ASSETS

Cash and cash equivalents          $1,044,367   $1,670,555   $2,714,922
Investments in commercial lease
  paper, net                              821        9,717       10,538
Net investment in direct
  financing leases                       --      1,826,254    1,826,254
Diverted and other assets, net        778,877    3,816,267    4,595,144
Datronic assets, net                     --           --           --
                                   ----------   ----------   ----------

                                   $1,824,065   $7,322,793   $9,146,858
                                   ==========   ==========   ==========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                         $    6,176   $   51,004   $   57,180
Lessee rental deposits                 39,819      200,840      240,659
                                   ----------   ----------   ----------

Total liabilities                      45,995      251,844      297,839


Total partners' equity              1,778,070    7,070,949    8,849,019
                                   ----------   ----------   ----------

                                   $1,824,065   $7,322,793   $9,146,858
                                   ==========   ==========   ==========




                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                                December 31, 1997



                                  Liquidating   Continuing
                                    Limited       Limited
                                   Partners      Partners        Total
                                 -----------   ------------    ---------

ASSETS

Cash and cash equivalents          $ 1,199,924   $ 1,874,453   $ 3,074,377
Investments in commercial lease
  paper, net                             2,072        22,939        25,011
Net investment in direct
  financing leases                        --       2,866,165     2,866,165
Diverted and other assets, net         778,877     3,816,267     4,595,144
Datronic assets, net                      --            --            --
                                   -----------   -----------   -----------


                                   $ 1,980,873   $ 8,579,824   $10,560,697
                                   ===========   ===========   ===========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                 $     6,814   $    55,502   $    62,316
Lessee rental deposits                  41,971       253,663       295,634
                                   -----------   -----------   -----------

     Total liabilities                  48,785       309,165       357,950

Total partners' equity               1,932,088     8,270,659    10,202,747
                                   -----------   -----------   -----------

                                   $ 1,980,873   $ 8,579,824   $10,560,697
                                   ===========   ===========   ===========





                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1998
                                   (Unaudited)


                                    Liquidating    Continuing
                                      Limited       Limited
                                     Partners       Partners      Total
                                   -------------  ------------   -------

Revenue:
  Lease income                       $     256    $  84,049    $  84,305
  Interest income                        4,597       27,510       32,107
                                     ---------    ---------    ---------

                                         4,853      111,559      116,412
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                       29,659      203,852      233,511
  Professional fees                     60,683      306,853      367,536
  Other operating expenses               2,190       15,106       17,296
  Credit for lease losses               (1,931)      (9,462)     (11,393)
                                     ---------    ---------    ---------

                                        90,601      516,349      606,950
                                     ---------    ---------    ---------


Net loss                             $ (85,748)   $(404,790)   $(490,538)
                                     =========    =========    =========

Net loss -
  General Partner                    $    (857)   $  (4,048)   $  (4,905)
                                     =========    =========    =========

Net loss -
  Limited Partners                   $ (84,891)   $(400,742)   $(485,633)
                                     =========    =========    =========

Net loss per limited
  partnership unit                   $   (2.51)   $   (2.42)
                                     =========    =========

Weighted average number
  of limited partnership units
  outstanding                           33,858      165,901
                                     =========    =========


                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1997
                                   (Unaudited)


                                Liquidating    Continuing
                                  Limited        Limited
                                 Partners       Partners        Total
                               -------------  ------------     -------

Revenue:
  Lease income                   $   1,673      $ 161,370     $ 163,043
  Interest income                    5,533         35,086        40,619
                                 ---------      ---------     ---------

                                     7,206        196,456       203,662
                                 ---------      ---------     ---------

Expenses:
  General Partner's
    expense reimbursement           58,993        322,515       381,508
  Professional fees                 16,738         97,882       114,620
  Other operating expenses             226          1,522         1,748
  Credit for lease losses          (11,051)       (54,146)      (65,197)
                                 ---------      ---------     ---------

                                    64,906        367,773       432,679
                                 ---------      ---------     ---------


Net loss                         $ (57,700)     $(171,317)    $(229,017)
                                 =========      =========     =========

Net loss -
  General Partner                $    (577)     $  (1,713)    $  (2,290)
                                 =========      =========     =========

Net loss -
  Limited Partners               $ (57,123)     $(169,604)    $(226,727)
                                 =========      =========     =========

Net loss per limited
  partnership unit               $   (1.69)     $   (1.02)
                                 =========      =========

Weighted average number
  of limited partnership units
  outstanding                       33,858        165,901
                                 =========      =========





                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1998
                                   (Unaudited)

                                Liquidating     Continuing
                                  Limited         Limited
                                 Partners        Partners         Total
                                ------------    -----------    -----------
Revenue:
  Lease income                   $       519    $   182,725    $   183,244
  Interest income                      9,252         59,517         68,769
                                 -----------    -----------    -----------

                                       9,771        242,242        252,013
                                 -----------    -----------    -----------

Expenses:
  General Partner's expense
    reimbursement                     62,158        425,144        487,302
  Professional fees                  101,161        509,123        610,284
  Other operating expenses             4,973         29,749         34,722
  Provision for lease losses          (4,503)       (22,064)       (26,567)
                                 -----------    -----------    -----------

                                     163,789        941,952      1,105,741
                                 -----------    -----------    -----------


Net loss                         $  (154,018)   $  (699,710)   $  (853,728)
                                 ===========    ===========    ===========

Net loss -
  General Partner                $    (1,540)   $    (6,997)   $    (8,537)
                                 ===========    ===========    ===========

Net loss -
  Limited Partners               $  (152,478)   $  (692,713)   $  (845,191)
                                 ===========    ===========    ===========

Net loss per limited
  partnership unit               $     (4.50)   $     (4.18)
                                 ===========    ===========

Weighted average number
  of limited partnership units
  outstanding                         33,858        165,901
                                 ===========    ===========



                 See accompanying notes to financial statements.

\


                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1997
                                   (Unaudited)

                               Liquidating    Continuing
                                 Limited       Limited
                                Partners      Partners       Total
                               -----------    ----------   ---------

Revenue:
  Lease income                   $   4,013    $ 355,777    $ 359,790
  Interest income                   10,361       70,525       80,886
                                 ---------    ---------    ---------

                                    14,374      426,302      440,676
                                 ---------    ---------    ---------

Expenses:
  General Partner's
    expense reimbursement          113,393      634,380      747,773
  Professional fees                 31,978      187,142      219,120
  Other operating expenses           3,476       19,020       22,496
  Credit for lease losses          (35,459)    (103,738)    (139,197)
                                 ---------    ---------    ---------

                                   113,388      736,804      850,192
                                 ---------    ---------    ---------


Net loss                         $ (99,014)   $(310,502)   $(409,516)
                                 =========    =========    =========

Net loss -
  General Partner                $    (990)   $  (3,105)   $  (4,095)
                                 =========    =========    =========

Net loss -
  Limited Partners               $ (98,024)   $(307,397)   $(405,421)
                                 =========    =========    =========

Net loss per limited
  partnership unit               $   (2.90)   $   (1.85)
                                 =========    =========

Weighted average number
  of limited partnership units
  outstanding                       33,858      165,901
                                 =========    =========



                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)



                                                 Liquidating     Continuing
                                  General          Limited        Limited          Total
                                 Partner's        Partners'      Partners'        Partners'
                                  Equity           Equity         Equity           Equity
                                  ------           ------         ------           ------


Balance, December 31, 1997*   $       --      $  1,932,088    $  8,270,659    $ 10,202,747

  Distributions to partners           --              --          (500,000)       (500,000)
  Net loss                          (8,537)       (152,478)       (692,713)       (853,728)
  Allocation of General
    Partner's Equity                 8,537          (1,540)         (6,997)           --
                              ------------    ------------    ------------    ------------


Balance, June 30, 1998        $       --      $  1,778,070    $  7,070,949    $  8,849,019
                              ============    ============    ============    ============



* Balances are net of $74,954 and $678,650, of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.



                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1998
                                   (Unaudited)



                                           Liquidating     Continuing
                                            Limited         Limited
                                           Partners        Partners         Total
                                          ------------     ----------   ------------

Cash flows from operating activities:
  Net loss                                $  (154,018)   $  (699,710)   $  (853,728)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
     Credit for lease losses                   (4,503)       (22,064)       (26,567)
     Changes in assets and liabilities:
      Accounts payable and accrued
        expenses                                 (638)        (4,498)        (5,136)
      Lessee rental deposits                   (2,152)       (52,823)       (54,975)
                                          -----------    -----------    -----------

                                             (161,311)      (779,095)      (940,406)
                                          -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases               4,503      1,061,975      1,066,478
  Repayments of commercial lease paper          1,251         13,222         14,473
                                          -----------    -----------    -----------

                                                5,754      1,075,197      1,080,951
                                          -----------    -----------    -----------

Cash flows from financing activities:
  Distributions to Limited Partners              --         (500,000)      (500,000)
                                          -----------    -----------    -----------

Net decrease in cash and
  cash equivalents                           (155,557)      (203,898)      (359,455)

Cash and cash equivalents:
  Beginning of year                         1,199,924      1,874,453      3,074,377
                                          -----------    -----------    -----------


  End of second quarter                   $ 1,044,367    $ 1,670,555    $ 2,714,922
                                          ===========    ===========    ===========



                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1997
                                   (Unaudited)

                                          Liquidating    Continuing
                                            Limited        Limited
                                           Partners       Partners           Total
                                          -----------    ----------         -------

Cash flows from operating activities:
  Net loss                                $   (99,014)   $  (310,502)   $  (409,516)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
     Credit for lease losses                  (35,459)      (103,738)      (139,197)
     Changes in assets and liabilities:
      Accounts payable and accrued
        expenses                              (21,469)      (125,132)      (146,601)
      Lessee rental deposits                  (22,558)      (142,081)      (164,639)
      Due from management company               7,747         51,383         59,130
                                          -----------    -----------    -----------

                                             (170,753)      (630,070)      (800,823)
                                          -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases              42,506      1,704,927      1,747,433
  Repayments of commercial lease paper          5,159         43,021         48,180
                                          -----------    -----------    -----------

                                               47,665      1,747,948      1,795,613
                                          -----------    -----------    -----------

Cash flows from financing activities:
  Distributions to Limited Partners              --       (1,000,154)    (1,000,154)
  Distributions to General Partner               --           (8,238)        (8,238)
                                          -----------    -----------    -----------

                                                 --       (1,008,392)    (1,008,392)
                                          -----------    -----------    -----------

Net increase (decrease) in
  cash and cash equivalents                  (123,088)       109,486        (13,602)

Cash and cash equivalents:
  Beginning of year                         1,446,892      2,130,637      3,577,529
                                          -----------    -----------    -----------

  End of second quarter                   $ 1,323,804    $ 2,240,123    $ 3,563,927
                                          ===========    ===========    ===========

                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

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

NOTE 4 - SETTLEMENT OF LITIGATION:

On May 5, 1998, Lease Resolution Corporation (LRC), on behalf of Datronic Equipment Income Funds XVI, XVII, XVIII, XIX, XX and Datronic Finance Income Fund I, reached an agreement to settle all claims of the aforementioned partnerships against Weiss & Co. ("Settlement Agreement"). (See Note 8 to the financial statements included in the Partnership's 1997 Form 10-K). The Settlement Agreement is contingent upon subsequent approval by the United States District Court for the Northern District of Illinois, Eastern Division (the "District Court") dismissing Weiss & Co. as a party defendant. Pursuant to the terms of the Settlement Agreement, Weiss & Co. has agreed to pay LRC, on behalf of the aforementioned partnerships, $2.4 million. LRC expects to determine the appropriate allocation of these proceeds among the Partnerships, net of contingent attorneys fees of $600,000, during the third quarter after considering all relevant factors associated with the Settlement. Weiss & Co. has transferred $2.4 million to an escrow account; this amount will be transferred to LRC no later than 30 days following the

District Court entering an order of dismissal of Weiss & Co. The District Court has scheduled a hearing for August 19, 1998 to entertain the motion of dismissal of Weiss & Co. as a party defendant.

On June 10, 1998, a verdict was rendered finding Price Waterhouse liable for negligence, but not guilty of breach of contract. On July 20, LRC and Price Waterhouse both filed post trial motions requesting relief from the Court. The Court is not expected to rule on these motions for several months.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1997 through June 30, 1998. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1998 as compared to the corresponding periods in 1997.

Liquidity and Capital Resources

During the six months ended June 30, 1998, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities, make distributions to limited partners and provide for the ultimate liquidation of the Partnership.

During the six months ended June 30, 1998, the Partnership's cash and cash equivalents decreased by $359,000 to $2,715,000 at June 30, 1998 from $3,074,000 at December 31, 1997. This decrease is primarily due to the use of cash in operations of $940,000 and distributions to partners of $500,000, partially offset by cash receipts from collections on leases of $1,066,000 and from commercial lease paper of $14,000.

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

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and the amount to be realized from the liquidation of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships. These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any significant additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners, in all likelihood, will be significantly less than the amount of partners' equity reflected in the June 30, 1998 balance sheets (see Partnership's financial statements included in Item 1).

Results of Operations

The Partnership had a net loss of $491,000 and $854,000 for the three and six months ended June 30, 1998, respectively, in the aggregate for all classes of partners. This compares to an aggregate net loss of $229,000 and $409,000 for the same periods in 1997, respectively. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and six month periods ended June 30, 1998 as compared to the same periods in 1997 include the following:

Lease income:
Since August 1996, the Partnership has been in its Liquidation Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997.

Interest income:
Interest income decreased for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997 as a result of decreased invested cash balances.

General Partner's expense reimbursement:
The decrease for the three and six month periods ended June 30, 1998 is primarily due to changes in the premium payments for D&O insurance, relocation costs and reductions in staff and related costs. Through the first quarter 1997, D&O insurance premiums were paid on an annual basis; however, in September 1997 a one-time premium was paid that extended coverage through the ultimate liquidation date of the Partnership. Included in the second quarter 1997 is a one-time charge for relocating staff to reduced office space.

Professional fees:
The 1998 increase reflects fees paid in connection with the ongoing litigation against the Partnership's former accountants. As of August 14, 1998 the litigation process continues. This increase is partially offset by the decreasing level of professional services required in such areas as collections, consulting and auditing. These decreases are the result of the decrease in the Partnership's lease portfolio and related activities.

Credit for lease losses:
This credit primarily reflects collections on previously reserved balances.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1997 Form 10-K for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part I, Item 1, Note 4 for a discussion of legal proceedings involving claims against Weiss & Co. and Price Waterhouse.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 1998.





            DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
            Registrant





       By:  /s/DONALD D. TORISKY
            -------------------------
            Donald D. Torisky Chairman and Chief Executive Officer, Lease Resolution Corporation General Partner of Datronic Equipment Income Fund XIX, L.P.




       By:  /s/ROBERT P. SCHAEN
            -------------------------
            Robert P. Schaen
            Vice-Chairman and Chief Financial Officer, Lease Resolution Corporation General Partner of Datronic Equipment Income Fund XIX, L.P.

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