Form 10-Q
period 1998-09-30
DATRONIC EQUIPMENT INCOME FUND XIX L P
filed 1998-11-16
CIK 859072

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934




         For the Quarter Ended
          September 30, 1998                     Commission File Number  0-19466
         ---------------------                   -------------------------------



                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)



              Delaware                                      36-3684373
---------------------------------------          -------------------------------
    State or other jurisdiction of                 IRS Employer Identification
     incorporation or organization                            Number


   1300 E. Woodfield Road, Suite 312                 Schaumburg, Illinois 60173
---------------------------------------          -------------------------------
 Address of principal executive offices                 City, State, Zip Code


      Registrant's telephone number:                        (847)240-6200
                                                 -------------------------------





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

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


PART I - FINANCIAL INFORMATION

Item 1.

Index to Financial Statements

     Balance Sheets

          September 30, 1998 (unaudited)                           3

          December 31, 1997                                        4

     Statements of Revenue and Expenses (unaudited)

          For the three months ended September 30, 1998            5

          For the three months ended September 30, 1997            6

          For the nine months ended September 30, 1998             7

          For the nine months ended September 30, 1997             8

     Statements of Changes in Partners' Equity

          For the nine months ended September 30, 1998
              (unaudited)                                          9

     Statements of Cash Flows (unaudited)

          For the nine months ended September 30, 1998            10

          For the nine months ended September 30, 1997            11

      Notes to Financial Statements (unaudited)                12-13


Item 2.

        Management's Discussion and Analysis of Financial
             Condition and Results of Operations               14-16

PART II - OTHER INFORMATION

Items 1-6.                                                        17

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                                 BALANCE SHEETS

                               September 30, 1998
                                  (unaudited)



                                       Liquidating     Continuing
                                         Limited        Limited
                                        Partners        Partners        Total
                                       -----------     ----------     ----------
ASSETS
Cash and cash equivalents               $1,010,643     $1,875,827     $2,886,470
Investments in commercial lease
  paper, net                                   217          3,338          3,555
Net investment in direct
  financing leases                              --      1,439,544      1,439,544
Diverted and other assets, net             778,877      3,816,267      4,595,144
Datronic assets, net                            --             --             --
                                        ----------     ----------     ----------

                                        $1,789,737     $7,134,976     $8,924,713
                                        ==========     ==========     ==========

LIABILITIES AND PARTNERS' EQUITY
Accounts payable and accrued
  expenses                              $    6,122     $   50,710     $   56,832
Lessee rental deposits                      33,007        165,829        198,836
                                        ----------     ----------     ----------

Total liabilities                           39,129        216,539        255,668


Total partners' equity                   1,750,608      6,918,437      8,669,045
                                        ----------     ----------     ----------

                                        $1,789,737     $7,134,976     $8,924,713
                                        ==========     ==========     ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                                 BALANCE SHEETS

                               December 31, 1997


                                       Liquidating     Continuing
                                         Limited         Limited
                                        Partners        Partners       Total
                                       ----------      ----------    ----------

ASSETS
Cash and cash equivalents               $1,199,924     $1,874,453    $3,074,377
Investments in commercial lease
  paper, net                                 2,072         22,939        25,011
Net investment in direct
  financing leases                              --      2,866,165     2,866,165
Diverted and other assets, net             778,877      3,816,267     4,595,144
Datronic assets, net                            --             --            --
                                        ----------     ----------   -----------
                                        $1,980,873     $8,579,824   $10,560,697
                                        ==========     ==========   ===========


LIABILITIES AND PARTNERS' EQUITY
Accounts payable and
  accrued expenses                      $    6,814     $   55,502   $    62,316
Lessee rental deposits                      41,971        253,663       295,634
                                        ----------     ----------   -----------

      Total liabilities                     48,785        309,165       357,950

Total partners' equity                   1,932,088      8,270,659    10,202,747
                                        ----------     ----------   -----------
                                        $1,980,873     $8,579,824   $10,560,697
                                        ==========     ==========   ===========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                 For the three months ended September 30, 1998
                                  (unaudited)



                                  Liquidating     Continuing
                                    Limited        Limited
                                   Partners        Partners        Total
                                  -----------     ----------     ----------

Revenue:
  Lease income                    $       407     $   58,835      $  59,242
  Interest income                       4,778         29,080         33,858
                                  -----------     ----------     ----------

                                        5,185         87,915         93,100
                                  -----------     ----------     ----------

Expenses:
  General Partner's expense
    reimbursement                      30,866        223,467        254,333
  Professional fees                     2,897         22,357         25,254
  Other operating expenses              1,077          5,339          6,416
  Credit for lease losses              (2,192)       (10,737)       (12,929)
                                  -----------     ----------     ----------

                                       32,648        240,426        273,074
                                  -----------     ----------     ----------


Net loss                          $   (27,463)    $ (152,511)    $ (179,974)
                                  ===========     ==========     ==========

Net loss --
  General Partner                 $      (275)    $   (1,525)    $   (1,800)
                                  ===========     ==========     ==========

Net loss --
  Limited Partners                $   (27,188)    $ (150,986)    $ (178,174)
                                  ===========     ==========     ==========

Net loss per limited
  partnership unit                $      (.80)    $     (.91)
                                  ===========     ==========

Weighted average number
  of limited partnership units
  outstanding                          33,858        165,901
                                  ===========     ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                 For the three months ended September 30, 1997
                                  (unaudited)



                               Liquidating    Continuing
                                 Limited       Limited
                                Partners       Partners        Total
                               -----------    ----------     ---------

Revenue:
  Lease income (loss)          $      (936)    $ 128,215     $ 127,279
  Interest income                    6,552        36,496        43,048
                               -----------     ---------     ---------

                                     5,616       164,711       170,327
                               -----------     ---------     ---------

Expenses:
  General Partner's
    expense reimbursement           47,349       295,499       342,848
  Professional fees                 21,456       113,236       134,692
  Other operating expenses           3,001        14,877        17,878
  Credit for lease losses          (12,722)      (62,334)      (75,056)
  Credit for loss on commercial
    lease paper                     (2,542)      (32,458)      (35,000)
                               -----------     ---------     ---------

                                    56,542       328,820       385,362
                               -----------     ---------     ---------


Net loss                       $   (50,926)    $(164,109)    $(215,035)
                               ===========     =========     =========

Net loss --
  General Partner              $      (509)    $  (1,641)    $  (2,150)
                               ===========     =========     =========

Net loss --
  Limited Partners             $   (50,417)    $(162,468)    $(212,885)
                               ===========     =========     =========


Net loss per limited
  partnership unit             $     (1.49)    $    (.98)
                               ===========     =========

Weighted average number
  of limited partnership units
  outstanding                       33,858       165,901
                               ===========     =========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                  For the nine months ended September 30, 1998
                                  (unaudited)



                                     Liquidating  Continuing
                                       Limited     Limited
                                      Partners     Partners       Total
                                     -----------  ----------   -----------

Revenue:
  Lease income                        $      926  $  241,560   $   242,486
  Interest income                         14,030      88,597       102,627
                                      ----------   ---------   -----------

                                          14,956     330,157       345,113
                                      ----------   ---------   -----------

Expenses:
  General Partner's expense
    reimbursement                         93,024     648,611       741,635
  Professional fees                      104,058     531,480       635,538
  Other operating expenses                 6,049      35,089        41,138
  Credit for lease losses                 (6,695)    (32,801)      (39,496)
                                      ----------   ---------   -----------

                                         196,436   1,182,379     1,378,815
                                      ----------   ---------   -----------


Net loss                               $(181,480)  $(852,222)  $(1,033,702)
                                       =========   =========   ===========

Net loss --
  General Partner                      $  (1,815)  $  (8,522)  $   (10,337)
                                       =========   =========   ===========

Net loss --
  Limited Partners                     $(179,665)  $(843,700)  $(1,023,365)
                                       =========   =========   ===========

Net loss per limited
  partnership unit                     $   (5.31)  $   (5.09)
                                       =========   =========

Weighted average number
  of limited partnership units
  outstanding                             33,858     165,901
                                       =========   =========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                  For the nine months ended September 30, 1997
                                  (unaudited)



                                 Liquidating     Continuing
                                   Limited        Limited
                                  Partners        Partners        Total
                                 -----------     ----------     ----------

Revenue:
 Lease income                    $     3,077     $  483,992     $  487,069
 Interest income                      16,913        107,021        123,934
                                 -----------     ----------     ----------

                                      19,990        591,013        611,003
                                 -----------     ----------     ----------

Expenses:
 General Partner's
  expense reimbursement              160,742        929,879      1,090,621
 Professional fees                    53,434        300,378        353,812
 Other operating expenses              6,477         33,897         40,374
 Credit for lease losses             (48,181)      (166,072)      (214,253)
 Credit for loss on commercial
  lease paper                         (2,542)       (32,458)       (35,000)
                                 -----------     ----------     ----------

                                     169,930      1,065,624      1,235,554
                                 -----------     ----------     ----------


Net loss                         $  (149,940)    $ (474,611)    $ (624,551)
                                 ===========     ==========     ==========

Net loss --
 General Partner                 $    (1,499)    $   (4,746)    $   (6,245)
                                 ===========     ==========     ==========

Net loss --
 Limited Partners                $  (148,441)    $ (469,865)    $ (618,306)
                                 ===========     ==========     ==========

Net loss per limited
 partnership unit                $     (4.38)    $    (2.83)
                                 ===========     ==========

Weighted average number
 of limited partnership units
 outstanding                          33,858        165,901
                                 ===========     ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)




                                         Liquidating  Continuing
                               General     Limited     Limited       Total
                              Partner's   Partners'    Partners'    Partners'
                                Equity      Equity      Equity       Equity
                              ---------  -----------  ----------   -----------


Balance, December 31, 1997*   $     --   $1,932,088   $8,270,659   $10,202,747

 Distributions to partners          --           --     (500,000)     (500,000)
 Net loss                      (10,337)    (179,665)    (843,700)   (1,033,702)
 Allocation of General
  Partner's Equity              10,337       (1,815)      (8,522)           --
                             ---------   ----------   ----------   ------------


Balance, September 30, 1998 $       --   $1,750,608   $6,918,437   $ 8,669,045
                            ==========   ==========   ==========   ===========




* Balances are net of $74,954 and $678,650, of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                            STATEMENTS OF CASH FLOWS

                  For the nine months ended September 30, 1998
                                  (unaudited)




                                         Liquidating  Continuing
                                           Limited     Limited
                                          Partners     Partners       Total
                                         -----------  ----------   -----------

Cash flows from operating activities:
  Net loss                               $  (181,480)  $(852,222)  $(1,033,702)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
     Credit for lease losses                  (6,695)    (32,801)      (39,496)
     Changes in assets and liabilities:
      Accounts payable and accrued
        expenses                                (692)     (4,792)       (5,484)
      Lessee rental deposits                  (8,964)    (87,834)      (96,798)
                                         -----------  ----------   -----------

                                            (197,831)   (977,649)   (1,175,480)
                                         -----------  ----------   -----------

Cash flows from investing activities:
  Principal collections on leases              6,695   1,459,422     1,466,117
  Repayments of commercial lease paper         1,855      19,601        21,456
                                         -----------  ----------   -----------

                                               8,550   1,479,023     1,487,573
                                         -----------  ----------   -----------

Cash flows from financing activities:
  Distributions to Limited Partners               --    (500,000)     (500,000)
                                         -----------  ----------   -----------

Net increase (decrease) in cash and
  cash equivalents                          (189,281)      1,374      (187,907)

Cash and cash equivalents:
  Beginning of year                        1,199,924   1,874,453     3,074,377
                                         -----------  ----------   -----------


  End of third quarter                   $ 1,010,643  $1,875,827   $ 2,886,470
                                         ===========  ==========   ===========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                            STATEMENTS OF CASH FLOWS

                  For the nine months ended September 30, 1997
                                  (unaudited)




                                           Liquidating  Continuing
                                             Limited      Limited
                                            Partners     Partners       Total
                                           -----------  -----------  -----------

Cash flows used for operating activities:
  Net loss                                 $ (149,940)  $ (474,611)  $ (624,551)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Credit for lease losses                 (48,181)    (166,072)    (214,253)
      Credit for loss on commercial
        lease paper                            (2,542)     (32,458)     (35,000)
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                            (31,010)    (171,719)    (202,729)
      Lessee rental deposits                  (27,230)    (184,972)    (212,202)
      Due from management company               7,747       51,383       59,130
                                            ---------    ---------    ---------

                                             (251,156)    (978,449)  (1,229,605)
                                           ----------   ----------   ----------

Cash flows from investing activities:
  Principal collections on leases              55,228    2,403,782    2,459,010
  Repayments of commercial lease paper          8,783       71,142       79,925
                                           ----------   ----------   ----------

                                               64,011    2,474,924    2,538,935
                                           ----------   ----------   ----------

Cash flows used for financing activities:
  Distributions to Limited Partners                --   (1,500,147)  (1,500,147)
  Distributions to General Partner                 --      (13,289)     (13,289)
                                           ----------   ----------   ----------

                                                   --   (1,513,436)  (1,513,436)
                                           ----------   ----------   ----------

Net decrease in cash and cash equivalents    (187,145)     (16,961)    (204,106)

Cash and cash equivalents:
  Beginning of year                         1,446,892    2,130,637    3,577,529
                                           ----------   ----------   ----------

  End of third quarter                     $1,259,747   $2,113,676   $3,373,423
                                           ==========   ==========   ==========





                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998
                                  (unaudited)

NOTE 1 -- ORGANIZATION:
-----------------------

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

NOTE 2 -- BASIS OF FINANCIAL STATEMENTS:
----------------------------------------

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

NOTE 3 -- LIMITED PARTNERSHIP DISTRIBUTIONS:
--------------------------------------------

Distributions to Liquidating Limited Partners were suspended after payment of the October 1, 1995 distribution. Distributions to Continuing Limited Partners were suspended after payment of the January 1, 1998 distribution.

NOTE 4 -- SETTLEMENT OF LITIGATION:
-----------------------------------

On May 5, 1998, Lease Resolution Corporation (LRC), on behalf of Datronic Equipment Income Funds XVI, XVII, XVIII, XIX, XX and Datronic Finance Income Fund I, reached an agreement to settle all claims of the aforementioned partnerships against Weiss & Co. The settlement was contingent upon the subsequent approval by the United States District Court for the Northern District of Illinois, Eastern Division (the "District Court") dismissing Weiss & Co. as a party defendant. On August 19, 1998, the District Court entered an order dismissing Weiss & Co. as a party defendant, and on September 20, 1998, $2,437,331 was transferred to LRC in full and final settlement of the Weiss matter. In connection with this matter, a total of $1,410,950 of expenses ($708,600 for the nine months ended September 30, 1998) consisting primarily of legal fees, was incurred. After payment of contingent legal fees of $609,333, a total of $1,827,998 is available for transfer to the Datronic Partnerships. LRC will determine the appropriate allocation of these amounts among the Partnerships after resolution of the post-trial motions filed in the Price Waterhouse matter.

On June 10, 1998 a verdict was rendered finding Price Waterhouse liable for negligence, but not guilty of breach of contract. On July 20, 1998, LRC and Price Waterhouse both filed post-trial motions requesting relief from the Court. The Court is not expected to rule on these motions for several months.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1997 through September 30, 1998. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 1998 as compared to the corresponding periods in 1997.

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1998, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities, make distributions to limited partners and provide for the ultimate liquidation of the Partnership.

During the nine months ended September 30, 1998, the Partnership's cash and cash equivalents decreased by $188,000 to $2,886,000 at September 30, 1998 from $3,074,000 at December 31, 1997. This decrease is primarily due to the use of cash in operations of $1,175,000 and distributions to partners of $500,000, partially offset by cash receipts from collections on leases of $1,466,000 and from commercial lease paper of $21,000.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from leases owned by the Partnership. The lease portfolio is scheduled to be substantially run out by the end of 2000, unless it is determined that it is in the Partnership's best interest to dispose of the remaining portfolio earlier. In addition, the Partnership's sources of liquidity on a long-term basis includes proceeds from the sale of Diverted and other assets. Management believes that these sources of liquidity in the short and long-term are sufficient to meet operating cash requirements, provide for ongoing pursuit of litigation, and an orderly liquidation of the Partnership.

The continued operation and eventual liquidation of the Partnership involves complex issues some of which have been resolved. These issues relate to the timing and the amount to be realized from the liquidation of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships. These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. Through the second quarter of 1998, it appeared unlikely that the Partnership would make any additional distributions until such time as its remaining assets were liquidated and the pending litigation was resolved. Now that additional assets have been liquidated the General Partner has determined that an interim cash distribution will be paid to the Limited Partners shortly after the end of the first quarter 1999. The General Partner is in the process of determining the amount that will be available for this distribution and its allocation among each class of Limited Partner. This distribution will be made to owners of record as of December 31, 1998 even if their units are subsequently sold.

Results of Operations
---------------------

The Partnership had a net loss of $180,000 and $1,034,000 for the three and nine months ended September 30, 1998, respectively, in the aggregate for all classes of partners. This compares to an aggregate net loss of $215,000 and $625,000 for the same periods in 1997, respectively. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and nine month periods ended September 30, 1998 as compared to the same periods in 1997 include the following:

Lease income:
Since August 1996, the Partnership has been in its Liquidation Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997.

Interest income:
Interest income decreased for the three and nine month ended September 30, 1998 as compared to the corresponding periods in 1997 as a result of decreased invested cash balances.

General Partner's expense reimbursement:
The decrease for the three and nine month periods ended September 30, 1998 is primarily due to the elimination of premium payments for D&O insurance and relocation costs as well as reductions in staff and related costs. Through the first quarter 1997, D&O insurance premiums were paid on an annual basis; however, in September 1997 a one-time premium was paid that extended coverage through the ultimate liquidation date of the Partnership. Included in the second quarter 1997 is a one-time charge for relocating staff to reduced office space.

Professional fees:
The increase for the nine month period ended September 30, 1998 primarily reflects fees paid during the second quarter of 1998 in connection with the trial against one of the Partnership's former accountants. This increase is partially offset by the decreasing level of professional services required in such areas as collections, consulting and auditing. These decreases are the result of the decrease in the Partnership's lease portfolio and related activities. The decrease for the three months ended September 30, 1998 primarily reflects the reduction in fees paid in connection with the ongoing litigation. There was little activity while awaiting rulings on post-trial motions filed in July 1998. See Note 4 to the Partnership's financial statements included in Item 1.

Credit for lease losses:
This credit primarily reflects collections on previously reserved balances.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 -- Legal Proceedings in the Partnership's December 31, 1997 Form 10-K for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part I, Item 1, Note 4 for a discussion of legal proceedings involving claims against Weiss & Co.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A)  EXHIBITS


SEE EXHIBIT INDEX.

(B)  REPORTS ON FORM 8-K


None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 16th day of November 1998.





                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    Registrant





               By:  /s/ DONALD D. TORISKY
                    -----------------------------------------
                    Donald D. Torisky
                    Chairman and Chief Executive Officer,
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Equipment Income Fund XIX, L.P.




               By:  /s/ ROBERT P. SCHAEN
                    -----------------------------------------
                    Robert P. Schaen
                    Vice-Chairman and Chief Financial Officer,
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Equipment Income Fund XIX, L.P.

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.          DESCRIPTION
-----------          -----------

    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.