Form 10-K405
period 1998-12-31
DATRONIC EQUIPMENT INCOME FUND XIX L P
filed 1999-03-30
CIK 859072

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                         Commission File Number 0-19466
                                                --------

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                             36-3684373
    --------------------                                  --------------------
      State or other                                        (I.R.S. Employer
      jurisdiction of                                       Identification No.)
      incorporation or
      organization

1300 E. Woodfield Road, Suite 312, Schaumburg, Illinois              60173
-------------------------------------------------------              -----
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:   (847) 240-6200
                                                    ---------------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                           Name of each exchange on which
registered
   NONE                                                  NONE
--------------------                          -------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing
requirements for the past 90 days. Yes x   No
                                      ---     ---

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

As more fully described in Part II, Item 8, Notes 1, 5, and 8, during the second calendar quarter of 1992, it was learned that Edmund J. Lopinski, Jr., the president, director and majority stockholder of Datronic Rental Corp.("DRC"), the then general partner, in conjunction with certain other parties, may have diverted approximately $13.3 million of assets from the Datronic Partnerships and Transamerica Equipment Leasing Income Fund, L.P. ("TELIF") for his/their direct or indirect benefit. During 1992, a class action lawsuit was filed and subsequently certified on behalf of the limited partners in the Datronic Partnerships against DRC, various officers of DRC and various other parties. On March 4, 1993, a settlement was approved to resolve certain portions of the suit to enable the operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers (the "Settlement"). In connection with the Settlement, DRC was replaced by Lease Resolution Corporation ("LRC") as General Partner of the Partnership.

The Partnership was formed to acquire a variety of low-technology, high-technology and other equipment for lease to unaffiliated third parties under full payout leases as well as to acquire equipment subject to existing leases. The cash generated during the Partnership's Operating Phase from such investments was used to pay the operating costs of the Partnership, make distributions to the limited partners and the general partner (subject to certain limitations) and reinvest in additional equipment for lease. During the Partnership's Liquidating Phase, which began August 31, 1996, the cash generated from such investments is used to pay the liquidating costs of the Partnership and make cash distributions to the limited partners and the general partner (subject to certain limitations). Concurrent with the commencement of the Liquidating Phase, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership's assets.

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

The Partnership has no employees. LRC, the General Partner, employed 27 persons at December 31, 1998 all of whom attend to the operations of the Datronic Partnerships.

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

As of March 16, 1999, the Partnership estimates that there were approximately 6,254 record owners of Units.

                                  Distributions

Reference is made to Part II, Item 8, Notes 7 and 10 for a discussion of classes of limited partners and distributions paid to limited partners and the general partner.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 1998, 1997, 1996, 1995 and 1994 and for the five years then ended. The amounts presented are aggregated for all Classes (A, B, and C) of Limited Partners, unless otherwise noted. This information should be read in conjunction with the financial statements included in Item 8 which also reflects amounts for each of the classes of limited partners.

Statements of Revenue and
-------------------------
 Expenses Data
 -------------
 (in thousands, except for
  Unit amounts)

                                                     For the years ended December 31,
                               -------------------------------------------------------------------------
                                  1998             1997           1996            1995           1994
                                  ----             ----           ----            ----           ----


Total revenue                  $    1,455       $      762    $    2,491       $    3,372     $    4,556

Total expenses                      1,760            1,278         4,076            5,621          6,153
                               ----------       ----------    ----------       ----------     ----------

Net loss                       $     (305)      $     (516)   $   (1,585)      $   (2,249)    $   (1,597)
                               ==========       ==========    ==========       ==========     ==========

Net loss
 per Unit

 Class A                       $    (2.02)      $    (3.98)   $    (8.20)      $   (10.82)    $    (8.20)
                               ==========       ==========    ==========       ==========     ==========
 Class B                       $    (1.41)      $    (2.27)   $    (7.79)      $   (11.21)    $    (7.85)
                               ==========       ==========    ==========       ==========     ==========
 Class C                       $    (1.41)      $    (2.27)   $    (7.79)      $   (11.21)    $    (7.85)
                               ==========       ==========    ==========       ==========     ==========


Distributions per Unit
 (per year)

 Class A                       $     --         $     --      $     --         $    28.17     $    86.56
                               ==========       ==========    ==========       ==========     ==========
 Class B                       $     3.01       $    12.05    $    30.03       $    64.08     $    62.49
                               ==========       ==========    ==========       ==========     ==========
 Class C                       $     4.36       $    17.65    $    31.05       $    64.08     $    62.49
                               ==========       ==========    ==========       ==========     ==========

Weighted average number
 of Units outstanding

 Class A                           33,858           33,858        33,858           33,858         33,858
                               ==========       ==========    ==========       ==========     ==========
 Class B                          165,574          165,574       165,574          165,574        165,574
                               ==========       ==========    ==========       ==========     ==========
 Class C                              327              327           327              327            327
                               ==========       ==========    ==========       ==========     ==========


Balance Sheet Data
 (in thousands, except for
  Unit amounts)
                                                            As of December 31,
                               -------------------------------------------------------------------------
                                   1998             1997          1996             1995           1994
                                   ----             ----          ----             ----           ----

Total assets                   $    9,649       $   10,561    $   13,571       $   21,061     $   35,378
                               ==========       ==========    ==========       ==========     ==========

Total liabilities              $      252       $      358    $      834       $    1,527     $    1,773
                               ==========       ==========    ==========       ==========     ==========

Partners' equity               $    9,397       $   10,203    $   12,737       $   19,534     $   33,605
                               ==========       ==========    ==========       ==========     ==========

Book value per Unit

  Class A                      $    57.25       $    59.26    $    63.25       $    71.45     $   109.49
                               ==========       ==========    ==========       ==========     ==========
  Class B                      $    49.51       $    53.93    $    68.25       $   107.18     $   181.29
                               ==========       ==========    ==========       ==========     ==========
  Class C                      $    56.84       $    62.56    $    76.88       $   115.81     $   189.92
                               ==========       ==========    ==========       ==========     ==========

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents information pertaining to the Partnership's operating results and financial condition.

RESULTS OF OPERATIONS

The Partnership had a net loss of $305,000 in 1998 in the aggregate for all classes of partners. This compares to aggregate net losses in 1997 and 1996 of $516,000 and $1,585,000, respectively. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three years ended December 31, 1998 include the following:

Lease income:
Since August 1996, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income over the three years ended December 31, 1998. This trend will continue as the Partnership liquidates its remaining leases. An additional factor affecting year-to-year comparisons was a $135,000 reduction of lease income in 1996 due to return of lease overpayments that were recognized as revenue in earlier periods.

Litigation proceeds:
Litigation proceeds represent the Partnership's proportionate share of recoveries received in connection with the resolution of litigation against its former accountants. See Note 8 to the Partnership's financial statements included in Item 8.

Recovery of Datronic Assets:
Recovery of Datronic Assets represents the Partnership's 34.3% share of previously reserved cash balances held by a nominee company for the benefit of the Datronic Partnerships. During 1998, potential claims against these funds were resolved and a total of $750,000 was distributed proportionately to each of the Datronic Partnerships. See Note 6 to the Partnership's financial statements included in Item 8.

Interest income:
Interest income for all three years includes earnings on invested cash balances. In addition, 1996 includes interest earned on an installment contract, including $918,000 of previously unrecorded interest income recorded in connection with the payoff of the remaining balance due. Interest income for 1998 was lower than 1997 because of lower average invested cash balances.

Amortization expense:
Amortization of organization and equipment acquisition costs ended as of June 1996 when these costs became fully amortized.

Management fees - New Era:
These fees were paid to New Era Funding for managing the day-to-day operations of the Partnership under a Management Agreement that was terminated effective June 30, 1996. Accordingly, 1998 and 1997 reflect no New Era management fees and 1996 results reflect six months of such fees plus $920,000 in termination and non-compete fees. Effective July 1, 1996, LRC assumed responsibility for the day-to-day management of the Partnership and the related expenses are included in General Partner's expense reimbursement (see Note 9 to the Partnership's financial statements included in Item 8).

General Partner's expense reimbursement:
General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner in excess of those covered by its partner distributions. Effective July 1, 1996, these expenses included additional expenses incurred by LRC in its management of the day-to-day operations of the Partnership. The decrease in 1998 is due to the effects of staff reductions and other cost savings realized during 1998. Included in 1997 expenses is $120,000 of insurance premiums for coverage that extends through the ultimate liquidation of the Partnership and $66,000 of one-time charges for relocating the former New Era staff to reduced office space. See Note 10 to the Partnership's financial statements included in Item 8.

Professional fees - litigation:
Professional fees - litigation represents fees paid in connection with the Partnership's litigation which is described in Note 8 to the Partnership's financial statements included in Item 8. The 1998 and 1997 increases reflect fees paid in connection with the litigation against the Partnership's former accountants. Included in the 1998 amount are contingent fees paid or accrued based on amounts recovered.

Professional fees - other:
Professional fees - other for the three years ended December 31, 1998 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

Provision (credit) for lease loss:
This provision (credit) reflects Management's ongoing assessment of the potential losses inherent in the lease portfolio and lease collections on certain leases in excess of those anticipated.

Provision (credit) for loss on Diverted and other assets:
This provision (credit) represents the Partnership's share of any increase or a decrease (recovery) in the estimated net realizable value of various assets held for the benefit of the Datronic Partnerships. The credit in 1997 reflects a recovery of amounts previously reserved for in 1995. Because of the fluctuating nature of real estate values and the inherent difficulty of estimating the affects of future events, the amounts ultimately realized from these assets could differ significantly from their recorded amounts. See Note 5 to the Partnership's financial statements included in Item 8.

Provision (credit) for Commercial lease paper:
This provision (credit) reflects Management's ongoing assessment of the potential losses inherent in the commercial lease paper.

LIQUIDITY AND CAPITAL RESOURCES

During 1998, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and to provide for the ultimate liquidation of the Partnership. During the year, Partnership's cash and cash equivalents increased by $2,891,000 to $5,966,000 at December 31, 1998 from $3,074,000 at
December 31, 1997. This increase is primarily due to cash receipts from collections on leases of $1,864,000 (including approximately $448,000 from leases that were fully reserved), distribution of Diverted and other assets of $2,220,000 and from collections of commercial lease paper of $30,000, partially offset by cash used in operations of $722,000 and distributions to partners of $500,000.

The Partnership's sources of future liquidity are expected to come from cash-on-hand, the cash receipts from leases owned by the Partnership as well as the disposition of the remaining Diverted Assets. The ultimate liquidation date of the Partnership and its associated costs are not yet certain due to various timing issues relating to the liquidation of the Partnership's remaining assets. The lease portfolio is scheduled to be fully liquidated by December 2000 and the remaining Diverted Assets (consisting primarily of an office building in Schaumburg, Illinois) are expected to be liquidated during 1999.

Through the second quarter of 1998, it appeared unlikely that the Partnership would make any additional distributions (beyond the $500,000 paid on January 2, 1998) until such time as its remaining assets were liquidated and the pending litigation resolved. Now that additional assets have been liquidated, the General Partner has determined that an interim cash distribution will be paid to the limited partners shortly after the end of the first quarter 1999. The General Partner is in the process of determining the amount that will be available for this distribution and its allocation among each class of Limited Partner. This distribution will be made to owners of record as of December 31, 1998 even if their units are subsequently sold.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

IMPACT OF YEAR 2000 ISSUE

LRC has conducted a comprehensive review of the computer systems used to support the Partnership's operations to determine whether any systems could be affected by the Year 2000 Issue. The Year 2000 Issue relates to computer programs that use two digits rather than four to define the year. This could cause date-sensitive software to recognize the digits "00" as the year 1900 rather than 2000. LRC does not expect the Partnership to be affected by the Year 2000 Issue because the systems used to support the Partnership's operations are already substantially able to meet the reduced operating requirements of the Partnership in the Year 2000. Furthermore, the only material relationships the Partnership has with third parties that could be affected by the Year 2000 are those with the Partnership's banking institutions. LRC has been advised by the Partnership's banking institutions that they are Year 2000 compliant.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                             Page(s)
                                                                             -------
Audited Financial Statements:

  Independent Auditors' Report                                               11-12

  Balance Sheets
      In Total for All Classes of Limited Partners
      at December 31, 1998 and 1997                                             13

      By Class of Limited Partner
        December 31, 1998                                                       14

        December 31, 1997                                                       15

  Statements of Revenue and Expenses
      In Total for All Classes of Limited Partners
      for the years ended December 31,
      1998, 1997 and 1996                                                       16

      By Class of Limited Partner for the years ended
        December 31, 1998                                                       17

        December 31, 1997                                                       18

        December 31, 1996                                                       19

  Statements of Changes in Partners' Equity
      for the years ended December 31,
      1998, 1997 and 1996                                                       20

  Statements of Cash Flows
      In Total for All Classes of Limited Partners
      for the years ended December 31,
      1998, 1997 and 1996                                                       21

      By Class of Limited Partner for the years ended
        December 31, 1998                                                       22

        December 31, 1997                                                       23

        December 31, 1996                                                       24

  Notes to Financial Statements                                              25-36



                          INDEPENDENT AUDITORS' REPORT



The Partners of Datronic
Equipment Income Fund XIX, L.P.

We have audited the accompanying balance sheets in total for all classes of limited partners of DATRONIC EQUIPMENT INCOME FUND XIX, L.P. ("the Partnership") as of December 31, 1998 and 1997 and the related statements of revenue and expenses in total for all classes of limited partners, of changes in partners' equity and of cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998 and 1997, and the results of its operations in total for all classes of limited partners and its cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the Partnership's financial statements taken as a whole. As described in Note 2, the accounting records of the Partnership are maintained to reflect the interests of each of the classes of limited partners. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1998 and 1997, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years in the period ended December 31, 1998 have been prepared by management solely for the information of the limited partners and are not a required part of the financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the Partnership's financial statements and, in our opinion, has been allocated to the respective classes of limited partners in accordance with the terms of the Amended Partnership Agreement described in
Note 10 and is fairly stated in all material respects in relation to the Partnership's financial statements taken as a whole.

As explained more fully in Notes 1 and 5, the former President and Majority Stockholder of Datronic Rental Corporation ("DRC"), the general partner of the Partnership until March 4, 1993, and others are alleged to have diverted, for their benefit, approximately $13 million from the Partnership and related entities -- Datronic Equipment Income Fund XVI, XVII, XVIII, XX, L.P., Datronic Finance Income Fund I, L.P. and Transamerica Equipment Leasing Income Fund, L.P. (collectively "the Partnerships"). Substantially all of the assets known to have been improperly acquired with the diverted funds have been recovered for the benefit of the Partnerships.




Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
March 9, 1999

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                        December 31,
                                          --------------------------------------

                                                1998                  1997
ASSETS
------

Cash and cash equivalents                 $     5,965,716        $     3,074,377
Judgment receivable, net                          133,274                   --
Investments in commercial lease
  paper, net                                         --                   25,011
Net investment in direct financing
  leases                                        1,175,310              2,866,165
Diverted and other assets, net                  2,374,904              4,595,144
Datronic assets, net                                 --                     --
                                          ---------------        ---------------

                                          $     9,649,204        $    10,560,697
                                          ===============        ===============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                $        70,108        $        62,316
Lessee rental deposits                            181,630                295,634
                                          ---------------        ---------------

    Total liabilities                             251,738                357,950

Total partners' equity                          9,397,466             10,202,747
                                          ---------------        ---------------

                                          $     9,649,204        $    10,560,697
                                          ===============        ===============





                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                           BY CLASS OF LIMITED PARTNER


                                                                      December 31, 1998
                                                 ------------------------------------------------------------
                                                     Liquidating           Continuing
                                                       Limited              Limited
                                                       Partners            Partners                 Total
                                                 ------------------------------------------------------------
ASSETS
Cash and cash equivalents                             $ 1,476,467           $ 4,489,249          $ 5,965,716
Judgment receivable, net                                   22,590               110,684              133,274
Investments in commercial lease
  paper, net                                                    -                     -                    -
Net investment in direct financing
  leases                                                        -             1,175,310            1,175,310
Diverted and other assets, net                            402,546             1,972,358            2,374,904
Datronic assets, net                                            -                     -                    -
                                                 -----------------    ------------------    -----------------

                                                      $ 1,901,603           $ 7,747,601          $ 9,649,204
                                                 =================    ==================    =================

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                                $ 8,520              $ 61,588             $ 70,108
Lessee rental deposits                                     30,091               151,539              181,630
                                                 -----------------    ------------------    -----------------

    Total liabilities                                      38,611               213,127              251,738

Total partners' equity                                  1,862,992             7,534,474            9,397,466
                                                 -----------------    ------------------    -----------------

                                                      $ 1,901,603           $ 7,747,601          $ 9,649,204
                                                 =================    ==================    =================





                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                           BY CLASS OF LIMITED PARTNER


                                                                      December 31, 1997
                                                 ------------------------------------------------------------------
                                                     Liquidating           Continuing
                                                       Limited              Limited
                                                       Partners            Partners                 Total
                                                 ------------------------------------------------------------------
ASSETS

Cash and cash equivalents                        $       1,199,924    $       1,874,453          $       3,074,377
Investments in commercial lease
  paper, net                                                 2,072               22,939                     25,011
Net investment in direct financing
  leases                                                      --              2,866,165                  2,866,165
Diverted and other assets, net                             778,877            3,816,267                  4,595,144
Datronic assets, net                                          --                   --                         --
                                                 -----------------    -----------------          -----------------

                                                 $       1,980,873    $       8,579,824          $      10,560,697
                                                 =================    =================          =================

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                       $           6,814    $          55,502          $          62,316
Lessee rental deposits                                      41,971              253,663                    295,634
                                                 -----------------    -----------------          -----------------

    Total liabilities                                       48,785              309,165                    357,950

Total partners' equity                                   1,932,088            8,270,659                 10,202,747
                                                 -----------------    -----------------          -----------------

                                                 $       1,980,873    $       8,579,824          $      10,560,697
                                                 =================    =================          =================




                              See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                                                For the years ended December 31,
                                                               ------------------------------------------------------------

                                                                         1998                 1997                1996
                                                                         ----                 ----               -----
Revenue:
  Lease income                                                 $         301,770    $         603,615   $       1,137,607
  Litigation proceeds                                                    761,935                 --                  --
  Recovery of Datronic assets                                            257,250                 --                  --
  Interest income                                                        134,395              158,200           1,353,138
                                                               -----------------    -----------------   -----------------

                                                                       1,455,350              761,815           2,490,745
                                                               -----------------    -----------------   -----------------

Expenses:
  Amortization of organization and
    equipment acquisition costs                                             --                   --               151,149
  Management fees - New Era                                                 --                   --             1,707,482
  General Partner's expense
    reimbursement                                                        976,596            1,263,139             708,463
  Professional fees - litigation                                         744,754              420,121             315,849
  Professional fees - other                                              150,484              195,691             277,860
  Other operating expenses                                                66,187               55,849              89,163
  Provision (credit) for lease losses                                   (172,840)            (235,412)            525,000
  Provision (credit) for loss on
    Diverted and other assets                                               --               (386,624)            276,160
  Provision (credit) for loss on
    commercial lease paper                                                (4,550)             (35,000)             25,000
                                                               -----------------    -----------------   -----------------

                                                                       1,760,631            1,277,764           4,076,126
                                                               -----------------    -----------------   -----------------

Net loss                                                       $        (305,281)   $        (515,949)  $      (1,585,381)
                                                               =================    =================   =================

Net loss - General Partner                                     $          (3,053)   $          (5,160)  $         (15,854)
                                                               =================    =================   =================

Net loss - Limited Partners                                    $        (302,228)   $        (510,789)  $      (1,569,527)
                                                               =================    =================   =================





               See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1998



                                                   Liquidating           Continuing
                                                     Limited              Limited
                                                     Partners             Partners                 Total
                                                 -----------------    -----------------    ------------------
Revenue:
  Lease income                                   $           2,455    $         299,315    $         301,770
  Litigation proceeds                                      129,148              632,787              761,935
  Recovery of Datronic assets                               43,604              213,646              257,250
  Interest income                                           18,141              116,254              134,395
                                                 -----------------    -----------------    -----------------

                                                           193,348            1,262,002            1,455,350
                                                 -----------------    -----------------    -----------------

Expenses:
  General Partner's expense
      reimbursement                                        121,620              854,976              976,596
  Professional fees - litigation                           126,236              618,518              744,754
  Professional fees - other                                 17,156              133,328              150,484
  Other operating expenses                                  10,261               55,926               66,187
  Credit for lease losses                                  (12,346)            (160,494)            (172,840)
  Credit for loss on
      commercial lease paper                                  (483)              (4,067)              (4,550)
                                                 -----------------    -----------------    -----------------

                                                           262,444            1,498,187            1,760,631
                                                 -----------------    -----------------    -----------------

Net loss                                         $         (69,096)   $        (236,185)   $        (305,281)
                                                 =================    =================    =================

Net loss - General Partner                       $            (691)   $          (2,362)   $          (3,053)
                                                 =================    =================    =================

Net loss - Limited Partners                      $         (68,405)   $        (233,823)   $        (302,228)
                                                 =================    =================    =================

Net loss per limited
  partnership unit                               $           (2.02)   $           (1.41)
                                                 =================    =================

Weighted average number of limited
  partnership units outstanding                             33,858              165,901
                                                 =================    =================





                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1997

                                                   Liquidating           Continuing
                                                     Limited              Limited
                                                     Partners             Partners                 Total
                                                 -----------------    -----------------    ------------------
Revenue:
  Lease income                                   $           3,892    $         599,723    $         603,615
  Interest income                                           21,859              136,341              158,200
                                                 -----------------    -----------------    -----------------

                                                            25,751              736,064              761,815
                                                 -----------------    -----------------    -----------------

Expenses:
  General Partner's expense
    reimbursement                                          177,572            1,085,567            1,263,139
  Professional fees - litigation                            71,211              348,910              420,121
  Professional fees - other                                 24,017              171,674              195,691
  Other operating expenses                                   9,064               46,785               55,849
  Credit for lease losses                                  (51,768)            (183,644)            (235,412)
  Credit for loss on Diverted
    and other assets                                       (65,533)            (321,091)            (386,624)
  Credit for loss on
    commercial lease paper                                  (2,542)             (32,458)             (35,000)
                                                 -----------------    -----------------    -----------------

                                                           162,021            1,115,743            1,277,764
                                                 -----------------    -----------------    -----------------

Net loss                                         $        (136,270)   $        (379,679)   $        (515,949)
                                                 =================    =================    =================

Net loss - General Partner                       $          (1,363)   $          (3,797)   $          (5,160)
                                                 =================    =================    =================

Net loss - Limited Partners                      $        (134,907)   $        (375,882)   $        (510,789)
                                                 =================    =================    =================

Net loss per limited
  partnership unit                               $           (3.98)   $           (2.27)
                                                 =================    =================

Weighted average number of limited
  partnership units outstanding                             33,858              165,901
                                                 =================    =================





                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996


                                                   Liquidating           Continuing
                                                     Limited              Limited
                                                     Partners             Partners                 Total
                                                 -----------------    -----------------    ------------------
Revenue:
  Lease income                                   $          10,096    $       1,127,511    $       1,137,607
  Interest income                                          214,002            1,139,136            1,353,138
                                                 -----------------    -----------------    -----------------

                                                           224,098            2,266,647            2,490,745
                                                 -----------------    -----------------    -----------------

Expenses:
  Amortization of organization and
    equipment acquisition costs                             25,620              125,529              151,149
  Management fees - New Era                                220,112            1,487,370            1,707,482
  General Partner's expense
    reimbursement                                          105,780              602,683              708,463
  Professional fees - litigation                            53,536              262,313              315,849
  Professional fees - other                                 38,649              239,211              277,860
  Other operating expenses                                  12,368               76,795               89,163
  Provision for lease losses                                  --                525,000              525,000
  Provision for loss on
    Diverted and other assets                               46,809              229,351              276,160
  Provision for loss on
    commercial lease paper                                   1,695               23,305               25,000
                                                 -----------------    -----------------    -----------------

                                                           504,569            3,571,557            4,076,126
                                                 -----------------    -----------------    -----------------

Net loss                                         $        (280,471)   $      (1,304,910)   $      (1,585,381)
                                                 =================    =================    =================

Net loss - General Partner                       $          (2,805)   $         (13,049)   $         (15,854)
                                                 =================    =================    =================

Net loss - Limited Partners                      $        (277,666)   $      (1,291,861)   $      (1,569,527)
                                                 =================    =================    =================

Net loss per limited
  partnership unit                               $           (8.20)   $           (7.79)
                                                 =================    =================

Weighted average number of limited
  partnership units outstanding                             33,858               165,901
                                                 =================    ==================


                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the three years ended December 31, 1998



                                                       Liquidating           Continuing
                                      General            Limited              Limited              Total
                                     Partners'           Partners'           Partners'            Partners'
                                      Equity              Equity               Equity              Equity
                                  ---------------     ---------------     ---------------     ---------------
Balance, December 31, 1995        $          --       $     2,348,829     $    17,185,138     $    19,533,967

  Distributions to partners               (45,426)               --            (5,165,986)         (5,211,412)
  Net loss                                (15,854)           (277,666)         (1,291,861)         (1,585,381)
  Allocation of General
    Partner's Equity                       61,280              (2,805)            (58,475)               --
                                  ---------------     ---------------     ---------------     ---------------

Balance, December 31, 1996                   --             2,068,358          10,668,816          12,737,174
                                  ---------------     ---------------     ---------------     ---------------

  Distributions to partners               (18,338)               --            (2,000,140)         (2,018,478)
  Net loss                                 (5,160)           (134,907)           (375,882)           (515,949)
  Allocation of General
    Partner's Equity                       23,498              (1,363)            (22,135)               --
                                  ---------------     ---------------     ---------------     ---------------

Balance, December 31, 1997                   --             1,932,088           8,270,659          10,202,747
                                  ---------------     ---------------     ---------------     ---------------

  Distributions to partners                  --                  --              (500,000)           (500,000)
  Net loss                                 (3,053)            (68,405)           (233,823)           (305,281)
  Allocation of General
    Partner's Equity                        3,053                (691)             (2,362)               --
                                  ---------------     ---------------     ---------------     ---------------

Balance, December 31, 1998        $          --       $     1,862,992     $     7,534,474     $     9,397,466
                                  ===============     ===============     ===============     ===============






                 See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                                                       For the years ended December 31,
                                                           ---------------------------------------------------------

                                                                    1998               1997                1996
                                                                    ----               ----                ----
Cash flows from operating activities:
  Net loss                                                      $  (305,281)       $  (515,949)        $ (1,585,381)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Amortization expense                                                -                  -              151,149
      Provision (credit) for lease
        losses                                                     (172,840)          (235,412)             525,000
      Provision (credit) for loss on
        commercial lease paper                                       (4,550)           (35,000)              25,000
      Provision (credit) for loss on
        Diverted and other assets                                         -           (386,624)             276,160
      Changes in assets and liabilities:
        Judgment receivable, net                                   (133,274)                 -                    -
        Accounts payable and
          accrued expenses                                            7,792           (203,962)             (62,288)
        Lessee rental deposits                                     (114,004)          (272,133)            (602,529)
        Due from management
          company                                                         -             59,130              (87,724)
                                                           -----------------  -----------------   ------------------
                                                                   (722,157)        (1,589,950)          (1,360,613)
                                                           -----------------  -----------------   ------------------

Cash flows from investing activities:
  Purchase of lease receivables                                           -                  -             (919,590)
  Principal collections on leases                                 1,863,695          3,010,794            4,965,454
  Sales of leases                                                         -                  -              931,931
  Distribution of Diverted and other
    assets                                                        2,220,240                  -                    -
  Release of Restricted cash                                              -                  -            1,076,623
  Repayments of commercial lease paper                               29,561             94,482              173,927
  Principal collections on installment
    contract receivable                                                   -                  -              645,040
                                                           -----------------  -----------------   ------------------
                                                                  4,113,496          3,105,276            6,873,385
                                                           -----------------  -----------------   ------------------

Cash flows from financing activities:
  Distributions to Limited Partners                                (500,000)        (2,000,140)          (5,165,986)
  Distributions to General Partner                                        -            (18,338)             (45,426)
                                                           -----------------  -----------------   ------------------
                                                                   (500,000)        (2,018,478)          (5,211,412)
                                                           -----------------  -----------------   ------------------

Net increase (decrease) in cash and
  cash equivalents                                                2,891,339           (503,152)             301,360
Cash and cash equivalents:
  Beginning of year                                               3,074,377          3,577,529            3,276,169
                                                           -----------------  -----------------   ------------------
  End of year                                                   $ 5,965,716        $ 3,074,377         $  3,577,529
                                                           =================  =================   ==================

                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1998


                                                   Liquidating           Continuing
                                                     Limited              Limited
                                                     Partners             Partners                 Total
                                                 -----------------    -----------------    ------------------
Cash flows from operating activities:
  Net loss                                       $        (69,096)   $        (236,185)   $         (305,281)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Credit for lease losses                              (12,346)            (160,494)            (172,840)
      Credit for loss on
        commercial lease paper                                (483)              (4,067)              (4,550)
      Changes in assets and liabilities:
        Judgment receivable, net                           (22,590)            (110,684)            (133,274)
        Accounts payable and
          accrued expenses                                   1,706                6,086                7,792
        Lessee rental deposits                             (11,880)            (102,124)            (114,004)
                                                 -----------------    -----------------    -----------------
                                                          (114,689)            (607,468)            (722,157)
                                                 -----------------    -----------------    -----------------

Cash flows from investing activities:
  Principal collections on leases                           12,346            1,851,349            1,863,695
  Distribution of Diverted and other
    assets                                                 376,331            1,843,909            2,220,240
  Repayments of commercial lease paper                       2,555               27,006               29,561
                                                 -----------------    -----------------    -----------------
                                                           391,232            3,722,264            4,113,496
                                                 -----------------    -----------------    -----------------

Cash flows from financing activities:
  Distributions to Limited Partners                           --               (500,000)            (500,000)
                                                 -----------------    -----------------    -----------------

Net increase in cash and
  cash equivalents                                         276,543            2,614,796            2,891,339
Cash and cash equivalents:
  Beginning of year                                      1,199,924            1,874,453            3,074,377
                                                 -----------------    -----------------    -----------------
  End of year                                    $       1,476,467    $       4,489,249    $       5,965,716
                                                 =================    =================    =================







                See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1997


                                                   Liquidating           Continuing
                                                     Limited              Limited
                                                     Partners             Partners                 Total
                                                 -----------------    -----------------    ------------------
Cash flows from operating activities:
  Net loss                                       $        (136,270)       $    (379,679)   $        (515,949)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Credit for lease losses                              (51,768)            (183,644)            (235,412)
      Credit for loss on
        commercial lease paper                              (2,542)             (32,458)             (35,000)
      Credit for loss on
        Diverted and other assets                          (65,533)            (321,091)            (386,624)
      Changes in assets and liabilities:
        Accounts payable and
          accrued expenses                                 (33,178)            (170,784)            (203,962)
        Lessee rental deposits                             (34,744)            (237,389)            (272,133)
        Due from management
          company                                            7,747               51,383               59,130
                                                 -----------------    -----------------    -----------------
                                                          (316,288)          (1,273,662)          (1,589,950)
                                                 -----------------    -----------------    -----------------

Cash flows from investing activities:
  Principal collections on leases                           58,815            2,951,979            3,010,794
  Repayments of commercial lease paper                      10,505               83,977               94,482
                                                 -----------------    -----------------    -----------------
                                                            69,320            3,035,956            3,105,276
                                                 -----------------    -----------------    -----------------

Cash flows from financing activities:
  Distributions to Limited Partners                           --             (2,000,140)          (2,000,140)
  Distributions to General Partner                            --                (18,338)             (18,338)
                                                 -----------------    -----------------    -----------------
                                                              --             (2,018,478)          (2,018,478)
                                                 -----------------    -----------------    -----------------

Net decrease in cash and
  cash equivalents                                        (246,968)            (256,184)            (503,152)
Cash and cash equivalents:
  Beginning of year                                      1,446,892            2,130,637            3,577,529
                                                 =================    =================    =================
  End of year                                    $       1,199,924    $       1,874,453    $       3,074,377
                                                 =================    =================    =================



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996

                                                   Liquidating           Continuing
                                                     Limited              Limited
                                                     Partners             Partners                 Total
                                                 -----------------    -----------------    ------------------
Cash flows from operating activities:
  Net loss                                       $        (280,471)   $      (1,304,910)   $      (1,585,381)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Amortization expense                                  25,620              125,529              151,149
      Provision for lease losses                              --                525,000              525,000
      Provision for loss on
        commercial lease paper                               1,695               23,305               25,000
      Provision for loss on
        Diverted and other assets                           46,809              229,351              276,160
      Changes in assets and liabilities:
        Accounts payable and
          accrued expenses                                  (6,716)             (55,572)             (62,288)
        Lessee rental deposits                             (97,087)            (505,442)            (602,529)
        Due from management
          company                                           (7,811)             (79,913)             (87,724)
                                                 -----------------    -----------------    -----------------
                                                          (317,961)          (1,042,652)          (1,360,613)
                                                 -----------------    -----------------    -----------------

Cash flows from investing activities:
  Purchase of lease receivables                               --               (919,590)            (919,590)
  Principal collections on leases                          243,358            4,722,096            4,965,454
  Sales of leases                                             --                931,931              931,931
  Release of Restricted cash                               182,488              894,135            1,076,623
  Repayments of commercial lease paper                      10,294              163,633              173,927
  Principal collections on installment
    contract receivable                                    109,334              535,706              645,040
                                                 -----------------    -----------------    -----------------
                                                           545,474            6,327,911            6,873,385
                                                 -----------------    -----------------    -----------------

Cash flows from financing activities:
  Distributions to Limited Partners                           --             (5,165,986)          (5,165,986)
  Distributions to General Partner                            --                (45,426)             (45,426)
                                                 -----------------    -----------------    -----------------
                                                              --             (5,211,412)          (5,211,412)
                                                 -----------------    -----------------    -----------------

Net increase in cash and
  cash equivalents                                         227,513               73,847              301,360
Cash and cash equivalents:
  Beginning of year                                      1,219,379            2,056,790            3,276,169
                                                 -----------------    -----------------    -----------------
  End of year                                    $       1,446,892    $       2,130,637    $       3,577,529
                                                 =================    =================    =================


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                        NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 and 1996


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

On August 31, 1996, the Partnership began its Liquidating Phase under which it has ceased investing in new leases and began the orderly liquidation of its assets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF FINANCIAL STATEMENTS - The accounting records of the Partnership are being maintained to reflect the interests of each of the classes of limited partners (see Note 10). Each class of limited partner is not a separate legal entity holding title to individual assets nor the obligor of individual liabilities. Accordingly, assets allocated to a specific class of limited partner are available to settle claims of the Partnership as a whole. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1998 and 1997, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years ended December 31, 1998 have been prepared to present allocations of the various categories of assets, liabilities, revenue, expenses and cash flows of the Partnership to each of the classes of limited partners in accordance with the Amended Partnership Agreement. In addition, the general partner's equity has been allocated to each class of limited

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


partner for purposes of additional information because the equity attributable to the general partner will be allocated to the limited partners upon final dissolution of the Partnership. For purposes of this additional information, the interests of the Class B and Class C Limited Partners have been combined as "Continuing Limited Partners." At December 31, 1998, the amounts per Unit relating to these two classes are identical with the exception that the per Unit value of Class C Limited Partners is $7.34 per Unit higher than the Class B Limited Partners because, in accordance with the 1993 Settlement, Class Counsel fees and expenses related to the Settlement, net of Datronic Assets, were not allocated to the Class C Limited Partners (see Note 6).

  CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist principally of overnight investments in high quality, short-term corporate demand notes (commercial paper). Due to the nature of the Partnership's commercial paper investments, Management does not believe there is any significant market risk associated with such investments. Amounts due (to) from the general partner
(LRC) and other Datronic Partnerships are also included.

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

Lease income includes interest earned on the present value of lease payments and residuals (recognized over the term of the lease to yield a constant periodic rate of return), interest collected on non-performing leases, late fees, and other lease related items.

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

NOTE 3 - COMMERCIAL LEASE PAPER:

At December 31, 1998 commercial lease paper consists of a non-performing fully recovered note receivable from one lease broker which has been placed on a non-accrual basis whereby no interest income is currently being recorded. This non-performing note is secured by leases which have been recovered and are being serviced by the Partnership. Payments received on the underlying leases are applied to the note balance as recoveries.

Commercial lease paper is shown net of an allowance for losses. The following summarizes the changes in the allowance for the three years ended December 31, 1998.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


                                                    Liquidating          Continuing
                                                      Limited             Limited
                                                      Partners            Partners              Total
                                                 -----------------    -----------------    -----------------
Balance, December 31, 1995                       $          17,708    $         182,694    $         200,402

Additions                                                    1,695               23,305               25,000
Write-offs                                                     115               (1,955)              (1,840)
                                                 -----------------    -----------------    -----------------

Balance, December 31, 1996                                  19,518              204,044              223,562

Recoveries                                                  (2,542)             (32,458)             (35,000)
Write-offs                                                    (700)              (3,430)              (4,130)
                                                 -----------------    -----------------    -----------------

Balance, December 31, 1997                       $          16,276    $         168,156    $         184,432

Recoveries                                                    (483)              (4,067)              (4,550)
                                                 -----------------    -----------------    -----------------

Balance, December 31, 1998                       $          15,793    $         164,089    $         179,882
                                                 =================    =================    =================


NOTE 4 - NET INVESTMENT IN DIRECT FINANCING LEASES:

The components of the net investment in direct financing leases at December 31, 1998 and 1997 are as follows:

                                                                     December 31, 1998
                                                 -----------------------------------------------------------
                                                   Liquidating           Continuing
                                                     Limited              Limited
                                                     Partners             Partners               Total
                                                 -----------------    -----------------    -----------------
Performing leases
  Minimum lease payments
   receivable                                    $            --      $       1,180,337    $       1,180,337
  Unearned income                                             --                (99,984)             (99,984)
                                                 -----------------    -----------------    -----------------
Total performing leases                                       --              1,080,353            1,080,353
Non-performing leases                                        2,543            1,341,723            1,344,266
                                                 -----------------    -----------------    -----------------
Net investment in direct
  financing leases
  before allowance                                           2,543            2,422,076            2,424,619
Allowance for lease losses                                  (2,543)          (1,246,766)          (1,249,309)
                                                 -----------------    -----------------    -----------------
Net investment in direct
  financing leases                               $            --      $       1,175,310    $       1,175,310
                                                 =================    =================    =================

Billed and outstanding balances
  included in net investment
  in direct financing leases:                    $            --      $          23,083    $          23,083
                                                 =================    =================    =================


                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


                                                                      December 31, 1997
                                                ------------------------------------------------------------
                                                    Liquidating          Continuing
                                                      Limited             Limited
                                                      Partners            Partners                Total
                                                 -----------------    -----------------    -----------------
Performing leases
  Minimum lease payments
    receivable                                   $            --      $       3,213,715    $       3,213,715
  Unearned Income                                             --               (369,683)            (369,683)
  Estimated residuals                                         --                  1,466                1,466
                                                 -----------------    -----------------    -----------------
Total performing leases                                       --              2,845,498            2,845,498
Non-performing leases                                       15,340            1,562,039            1,577,379
                                                 -----------------    -----------------    -----------------
Net investment in direct
  financing leases
  before allowance                                          15,340            4,407,537            4,422,877
Allowance for lease losses                                 (15,340)          (1,541,372)          (1,556,712)
                                                 -----------------    -----------------    -----------------
Net investment in direct
  financing leases                               $            --      $       2,866,165    $       2,866,165
                                                 =================    =================    =================

Billed and outstanding balances
  included in net investment
  in direct financing leases:                    $            --      $          61,471    $          61,471
                                                 =================    =================    =================


An analysis of the changes in the allowance for lease losses by Class of Limited Partner for 1996, 1997 and 1998 is as follows:


                                                   Liquidating           Continuing
                                                     Limited               Limited
                                                     Partners              Partners              Total
                                                 -----------------    -----------------    -----------------
Balance at December 31, 1995                     $          95,934    $       1,662,663    $       1,758,597
Additions                                                     --                525,000              525,000
Write-offs                                                 (26,232)            (201,700)            (227,932)
                                                 -----------------    -----------------    -----------------

Balance at December 31, 1996                                69,702            1,985,963            2,055,665
Recoveries                                                 (51,768)            (183,644)            (235,412)
Write-offs                                                  (2,594)            (260,947)            (263,541)
                                                 -----------------    -----------------    -----------------

Balance at December 31, 1997                                15,340            1,541,372            1,556,712
Recoveries                                                 (12,346)            (160,494)            (172,840)
Write-offs                                                    (451)            (134,112)            (134,563)
                                                 -----------------    -----------------    -----------------

Balance at December 31, 1998                     $           2,543    $       1,246,766    $       1,249,309
                                                 =================    =================    =================



                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


The Partnership leased equipment with lease terms generally ranging from two to five years. Minimum payments scheduled to be received on performing leases for each of the succeeding years ending after December 31, 1998 by Class of Limited Partner are as follows:

                   Liquidating       Continuing
                     Limited          Limited
                     Partners         Partners       Total
                   ------------   ------------   ------------
1999               $       --     $    832,128   $    832,128
2000                       --          348,209        348,209
                   ------------   ------------   ------------

                   $       --     $  1,180,337   $  1,180,337
                   ============   ============   ============



NOTE 5 - DIVERTED AND OTHER ASSETS:

The $13.3 million of funds allegedly misappropriated from the Datronic Partnerships and TELIF (collectively, the "Partnerships") (see Note 1) were commingled by the alleged wrongdoers with $10.3 million of funds and used to acquire various assets. $20.7 million of such assets (collectively, "Diverted and other assets" or "Recovered Assets") were subsequently recovered for the benefit of the Partnerships and each Partnership was assigned an undivided, pro-rata interest in them. These assets are held by a nominee company.

Since 1993, LRC has been liquidating these assets and distributing available funds to the Partnerships. The Partnership's 55.2% interest in the remaining Diverted and other assets is reflected in the accompanying balance sheets at cost, less valuation allowances established in prior years. At December 31, 1998, these assets consisted of a seven-story office building in Schaumburg, Illinois and cash of $1.3 million.

During 1998, $4.0 million of cash (Partnership's share, ($2,220,000) was transferred from the nominee company to the Partnerships. These proceeds were recorded as a reduction of "Diverted and other assets, net" in the Partnership's Balance Sheet. The Partnership's Statements of Revenue and Expenses reflect a 1997 recovery ($386,624) of previously reserved balances and a 1996 loss ($276,160) from the settlement of claims against the Diverted and other assets.

LRC is continuing its efforts to market and sell the Schaumburg, Illinois office building. The net sales proceeds, along with other available cash balances will be distributed to the Partnerships. Due to the fluctuating nature of real estate values, the ultimate net realizable value of the office building cannot be predicted.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


NOTE 6 - DATRONIC ASSETS:

At December 31, 1998, the Datronic Assets consisted of the Partnership's 34.3% interest in fully-reserved residual cash of $46,000 held by a nominee company for the benefit of the Class A and B Limited Partners of the Datronic Partnerships. The reserves are in anticipation of future costs or claims that may be paid by the nominee.

Originally, Datronic Assets consisted of all of DRC's net assets which were transferred to an LRC nominee company for the purpose of reimbursing the Class A and B Limited Partners for legal fees paid in connection with the 1993 court-approved partial settlement of class action litigation (See Notes 1, 2 and 8). Since then, all but $46,000 of the $1,732,000 (Partnership's share $594,000) realized from the liquidation of the Datronic Assets has been distributed to the Partnerships, including $750,000 (Partnership's share $257,000) during 1998. The $257,000 realized by the Partnership this year was previously fully-reserved for claims that were ultimately resolved during 1998 and is shown in the accompanying Statements of Revenue and Expenses as "Recovery of Datronic Assets". The $257,000 and all previously realized Datronic Assets have been allocated to the Class A and B Limited Partners.

Upon dissolution of the nominee company, any portion of the $46,000 which is realized in excess of its fully-reserved balance of zero, will be distributed proportionately to the Partnerships.

NOTE 7 - PARTNERS' EQUITY:

Distributions per Unit to the Limited Partners for 1996, 1997 and 1998 were:

                              Class A      Class B           Class C
                              -------      -------           -------

                  1996         $  -         $ 30.03           $ 31.05
                  1997         $  -         $ 12.05           $ 17.65
                  1998         $  -         $  3.01           $  4.36

The Partnership began its Liquidating Phase on August 31, 1996. Pursuant to the Amended Partnership Agreement, all distributions made before that date were paid on a per-unit basis and all subsequent distributions were based on the positive Capital Account balances of each limited partner within each Class (see Note
10).

At December 31, 1998, 1997 and 1996, there were 33,858 Class A Units, 165,574 Class B Units, 327 Class C Units, and one General Partner Unit outstanding.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


Funds raised by each Class and cumulative distributions to limited partners by Class from the Partnership's formation through December 31, 1998 are:

                               Funds              Cumulative
                               Raised           Distributions
                               ------           -------------

             Class A         $16,929,575         $11,747,537
             Class B          82,790,118          58,865,711
             Class C             159,807             117,851
                             -----------         -----------

             Total           $99,879,500         $70,731,099
                             ===========         ===========

NOTE 8 - LITIGATION:

CLAIMS AGAINST PROFESSIONALS

During 1992, various class action lawsuits and Partnership cross-claims were filed against the Partnerships' former securities counsel (Siegan, Barbakoff, Gomberg & Kane - "Siegan") alleging breach of fiduciary duty and the Partnerships' former independent accountants (Weiss and Company and Price Waterhouse) alleging professional negligence, breach of contract, and violations of Section 11 of the Securities Act of 1933.

The claims against Siegan were settled in 1995 pursuant to which Siegan paid a total of $1.78 million (of which $425,000 went to the Partnership). Costs, consisting primarily of legal fees, incurred by the Partnerships in pursuing their claim against Siegan totaled approximately $683,000 (including $164,000 paid by the Partnership).

During 1998, the claims against the Partnerships' former accountants were resolved. In May, LRC reached a settlement with Weiss under which Weiss agreed to pay the Partnerships $2.4 million (Partnership's share is $584,000) in exchange for a release from all Partnership claims and dismissal of the class claims against it. The settlement was consummated in September and the settlement proceeds, along with $37,000 of interest earned since May, were transferred to LRC for the benefit of the Partnerships. After payment of $609,000 in contingent legal fees (Partnership's share is $146,000), $1.83 million of net proceeds were made available to the Partnerships. The Partnership's share of the gross proceeds has been included in its 1998 Statements of Revenue and Expenses as "Litigation proceeds." The contingent legal fees are included in the Statements of Revenue and Expenses as part of "Professional fees - litigation."

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


In June, a jury verdict was rendered against Price Waterhouse finding them negligent in the conduct of their prior audits of the Datronic Partnerships. The jury awarded damages of $739,300. In January 1999, the court entered final judgment and awarded an additional $2,000 for trial costs. The Partnership's share ($178,000) of the total award has been included in its 1998 Statements of Revenue and Expenses as "Litigation proceeds." These damages bear 9% interest until paid by the defendant. Contingent fees of 25% of the recovery will be due upon receipt of the damages and are reflected in the Statements of Revenue and Expenses as part of "Professional fees - litigation." The proceeds due to the Partnership are included in its December 31, 1998 Balance Sheet, net of contingent legal fees, as "Judgment receivable, net."

Legal fees and trial expenses incurred by the Partnership in pursuing its claims against the former accountants have totaled $1,327,000 since 1993.

OTHER CLAIMS

During 1994, a suit was filed on behalf of certain of the Datronic Partnerships (including the Partnership) arising out of their 1990 acquisition of a lease portfolio. The suit charges fraud and breach of contract against the original owner. During 1995, the Court dismissed the claim for lack of jurisdiction without ruling on its merits. LRC, on behalf of the affected partnerships, filed a revised complaint in the Circuit Court of Cook County, Illinois for fraud and breach of contract in the amount of $5.5 million plus punitive damages and interest. This action is expected to come to trial in 1999.

NOTE 9 - PARTNERSHIP MANAGEMENT:

Since July 1, 1996, LRC has directly managed the day-to-day operations of the Datronic Partnerships. The cost of the day-to-day management services is allocated to each partnership based on the level of services performed for each partnership. These expenses are reimbursed to LRC pursuant to the terms of the Amended Partnership Agreement (see Note 10).

Prior to July 1, 1996, the Datronic Partnerships were managed by New Era Funding under the direction of LRC pursuant to a Management Agreement. Effective June 30, 1996, this agreement was terminated and, pursuant to the Management Termination Agreement, New Era and

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


its principals were paid an aggregate amount of $4.2 million. The Partnership's share of these payments was $919,902, and is included in the 1996 Statements of Revenue and Expenses as part of "Management fees - New Era".

As part of the Management Termination Agreement, two of New Era's principals have been retained as consultants to the Datronic Partnerships through March 31, 1999 for an annual fee of $200,000 each. These payments are allocated to each of the Datronic Partnerships based on the services performed for each Partnership and are included in the accompanying Statements of Revenue and Expenses as part of "General Partner's expense reimbursement".

NOTE 10 - PARTNERSHIP AGREEMENT:

As part of the 1993 Settlement each limited partner elected to become a Class A, B or C Limited Partner.

Class A Limited Partners
This class elected to begin liquidating their interest in the Partnership as of the Settlement date. Accordingly, each Class A Limited Partner is entitled to receive cash distributions equal to their pro rata share of the net proceeds from the disposition of assets owned by the Partnership on the Settlement Date, plus their pro rata interest in the net proceeds from the disposition of Datronic Assets, Diverted and other assets, and temporary investments. In addition, Class A Limited Partners participated in the Class Action.

Class B Limited Partners
This class elected not to begin liquidation of their interest in the Partnership as of the Settlement Date. Until the Liquidating Phase of the Partnership began on August 31, 1996, each Class B Limited Partner received cash distributions equal to 12.5% annually of their Adjusted Capital Contributions (as that term is defined in the Amended Partnership Agreement). Available cash in excess of that required to pay these distributions was invested in equipment and equipment leases ("New Investments") and temporary investments on behalf of the Class B Limited Partners. In addition, Class B Limited Partners participated in the Class Action.

Class C Limited Partners
This class elected not to participate in the Class Action. Therefore, each Class C Limited Partner: (i) preserved their individual claims against DRC and the other defendants, (ii) did not participate in the Class Action, and (iii) did not participate in the Settlement. In

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


all other respects, including distributions from the Partnership, Class C Limited Partners are the same as Class B Limited Partners.

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

The following summarizes the total of all payments to LRC during the three years ended December 31, 1998:

                                                          Year ended December 31,
                                                    1998            1997           1996
                                                    ----            ----           ----

1% Distribution                                   $     --       $   21,233     $  104,304
Expense Reimbursement in excess
   of the 1% Distribution                          4,079,994      5,369,846      2,955,260
                                                  ----------     ----------     ----------

Total                                             $4,079,994     $5,391,079     $3,059,564
                                                  ==========     ==========     ==========

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


The Partnership's share of these payments were:


                                                                Year ended December 31,
                                                       ---------------------------------------
                                                         1998            1997           1996
                                                         ----            ----           ----

1% Distribution                                        $     --       $   18,338     $   45,426
Expense Reimbursement in excess
   of the 1% Distribution                                 976,596      1,263,139        708,463
                                                       ----------     ----------     ----------

Total                                                  $  976,596     $1,281,477     $  753,889
                                                       ==========     ==========     ==========



NOTE 11 - CONCENTRATION OF CREDIT RISK:

Leasing activity was conducted throughout the United States, with emphasis in certain states such as California, New York, and Texas. The cost of equipment under lease typically ranges from $15,000 to $30,000. Such equipment includes, but is not limited to: machine tool equipment, printing and graphic processing equipment, general purpose plant/office equipment, computers and terminals for management information systems, medical equipment, and automotive repair equipment. At December 31, 1998, there are no significant concentrations of business activity in any industry or with any one debtor. The Partnership maintains a security interest in all equipment until the lessee's obligations are fulfilled.

Of the Partnership's investment in commercial lease paper, one debtor represents 100% of the amount outstanding (see Note 3).

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONCLUDED


NOTE 12 - INCOME TAXES:

The Partnership is not subject to Federal income taxes and, accordingly, no provision or credit for such taxes is reflected in the accompanying financial statements. Instead, the tax effects of the Partnership's activities are includable in the individual tax returns of its partners. The following table reconciles the Partnership's net operating results determined in accordance with generally accepted accounting principles with those reported for Federal income tax purposes in total for all Partners and by Class of Partner for the year ended December 31, 1998.


                                                                       Liquidating       Continuing
                                                         General         Limited          Limited
                                                         Partner         Partners         Partners           Total
                                                       -----------      -----------      -----------      -----------
Net loss per accompanying
  statements                                           $    (3,053)     $   (68,405)     $  (233,823)     $  (305,281)
Effect of leases treated as
  operating leases for tax
  purposes                                                 (65,240)      (1,093,696)      (5,365,080)      (6,524,016)
Effect of principal repayments
  treated as income for tax
  purposes                                                    (654)         (11,545)         (53,237)         (65,436)
Credit for lease losses                                        (46)            (478)          (4,025)          (4,549)
Provision for recovery of
  Diverted and other assets                                  5,940           99,668          488,366          593,974
Provision for Class Counsel
  fees and expenses, net                                      --             21,111          103,237          124,348

Other, net                                                    (364)          (4,869)         (31,248)         (36,481)
                                                       -----------      -----------      -----------      -----------

Loss for Federal income tax
  purposes in total                                    $   (63,417)     $(1,058,214)     $(5,095,810)     $(6,217,441)
                                                       ===========      ===========      ===========      ===========


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

LRC's Board of Directors and executive officers, together with certain pertinent information regarding their background, are set forth below:

                                                         Director
      Name                                          Position and Office                                          Since
---------------------                    ----------------------------------------                               ------
Donald D. Torisky                        Chairman of the Board and
                                         Chief Executive Officer                                                 12/92

Robert P. Schaen                         Vice-Chairman of the Board and
                                         Chief Financial Officer                                                 12/92

Arthur M. Mintz                          Vice-Chairman of the Board and
                                         General Counsel                                                         12/92

Donald D. Torisky, age 60, has been associated with LRC since its inception in 1992. Mr. Torisky is also President of Barrington Management and Consulting, Inc. where, prior to March 1993, he coordinated management consulting opportunities for national and international Fortune 500 finance companies. From 1987 to 1990, Mr. Torisky worked with the TransAmerica Corporation as an Executive Vice-President and board member of the TransAmerica Finance Group. Mr. Torisky also served as the President and Chief Executive Officer of TransAmerica Commercial Finance Corporation. With TransAmerica, Mr. Torisky managed and directed a diversified financial services portfolio of $4.6 billion with branches in the United States, Canada, the United Kingdom and Australia. From 1962 to 1987, Mr. Torisky was with the Borg-Warner Corporation. In 1983 he became President and Chief Executive Officer of Borg-Warner Financial Services and an officer of Borg-Warner Corp. Mr. Torisky has completed the Advanced Management Program at the Harvard Graduate School of Business Administration. Mr. Torisky served honorably in the United States Marine Corps, and holds a license in life, accident, and health insurance and a Series 6 NASD license.

Robert P. Schaen, age 72, has been associated with LRC since its inception in 1992. Prior to his association with LRC, Mr. Schaen retired from Ameritech in 1991 after 39 years of service with the Bell System and Ameritech. At his retirement he was the Vice-President and Comptroller of Ameritech. He started his Bell System career with New York Telephone Company in 1952, was promoted and transferred to AT&T in 1962, and thereafter, promoted and transferred to Illinois Bell Telephone Company in 1965 where he managed personnel, accounting, data systems and general operations prior to being elected Comptroller and Assistant Secretary. In 1983, Mr. Schaen was named Vice-President and Comptroller of Ameritech. Mr. Schaen served as a naval officer in the Pacific Theater during World War II and retired from the Naval Reserve Intelligence Service in 1968 with the rank of Commander. He graduated from Hobart College in Geneva, New York in 1948 and after graduation remained there as a mathematics and statistics instructor. In 1967 Mr. Schaen completed the Advanced Management Program at the Harvard Graduate School of Business Administration.

Arthur M. Mintz, age 62, has been associated with LRC since its inception in 1992. Mr. Mintz is also Chairman of the Board of Olicon Imaging Systems, Inc., which was founded in 1991. Olicon Imaging Systems, Inc. is a teleradiology company serving approximately 800 hospitals nationwide. Since 1987, he has also served as President of AMRR Leasing Corporation and Vice President and General Counsel of Mobile M.R. Venture, Ltd. In 1983, Mr. Mintz was a founder of Diasonics, Incorporated and served as its Corporate Counsel. Diasonics was listed on the New York Stock Exchange prior to its acquisition by Elsinth in 1995. In 1957, Mr. Mintz obtained a Bachelor of Arts Degree from Northwestern University and in 1959, obtained his J.D. from Northwestern University School of Law. Thereafter, Mr. Mintz served in the United States Army and was honorably discharged. From 1965 to 1982, Mr. Mintz was a principal with the law firms of Mintz, Raskin, Rosenberg, Lewis & Cohen (1965-1975), Mintz, Raskin and Lewis (1975-1979), and Arthur M. Mintz, Ltd., P.C. (1979-1982).

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

Compensation paid to the Chief Executive Officer of LRC during 1998 was as follows:

Chairman of the
Board and Chief                                 All Other
Executive Officer          Salary             Compensation(b)
-----------------          ------             ---------------

Donald D. Torisky         $463,409               $3,200(a)

(a) Represents the value of LRC's contribution to LRC's Savings and Retirement Plan allocable to Mr. Torisky for services rendered during 1998.

(b) Information concerning Bonus, Other Annual Compensation, Restricted Stock Award, Option/SARs and LTIP Payouts is not applicable.

This compensation was included in LRC's operating expenses reimbursed by all Datronic Partnerships. The Partnership's share of such expense reimbursements, including the 1% of Cash Flow Available for Distribution, was 23.94%.

The compensation of the other four highly compensated LRC executives, when allocated to the Partnership, individually do not exceed $100,000.

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

(b)       Reports on Form 8-K
          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 1999.


          DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

March 30, 1999               By: Lease Resolution Corporation,
                                    General Partner


                             By:  /s/ Donald D. Torisky
                                 -----------------------------------
                                 Donald D. Torisky
                                 Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.



By:   /s/ Donald D. Torisky                                       March 30, 1999
     ------------------------------
     Donald D. Torisky
     Chairman and Chief Executive Officer,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XIX, L.P.



By:   /s/ Robert P. Schaen                                        March 30, 1999
     ------------------------------
     Robert P. Schaen
     Vice-Chairman and
     Chief Financial Officer,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XIX, L.P.



By:   /s/ Arthur M. Mintz                                         March 30, 1999
     ------------------------------
     Arthur M. Mintz
     Vice-Chairman and General Counsel,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XIX, L.P.

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.    DESCRIPTION
-----------    -----------

    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.