Form 10-Q
period 1999-03-31
DATRONIC EQUIPMENT INCOME FUND XIX L P
filed 1999-05-12
CIK 859072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15(d) of the Securities
                              Exchange Act of 1934



For the Quarter Ended
    March 31, 1999                               Commission File Number  0-19466
---------------------                            -------------------------------



                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)


      Delaware                                               36-3684373
-------------------                                  ---------------------------
  State or other                                     IRS Employer Identification
  jurisdiction of                                              Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312                    Schaumburg, Illinois 60173
---------------------------------                    ---------------------------
     Address of principal                              City, State, Zip Code
      executive offices

Registrant's telephone number:                           (847) 240-6200
                                                     ---------------------------



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

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999



PART I - FINANCIAL INFORMATION

Item 1.


  Index to Financial Statements

    Balance Sheets

      March 31, 1999 (unaudited)                                                3

      December 31, 1998                                                         4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended March 31, 1999                                 5

      For the three months ended March 31, 1998                                 6

    Statements of Changes in Partners' Equity

      For the three months ended March 31, 1999
        (unaudited)                                                             7

    Statements of Cash Flows (unaudited)

      For the three months ended March 31, 1999                                 8

      For the three months ended March 31, 1998                                 9

    Notes to Financial Statements (unaudited)                                  10


Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                         11 - 12



PART II - OTHER INFORMATION

Items 1-6.                                                                     13

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                                 March 31, 1999
                                   (Unaudited)



                                              Liquidating      Continuing
                                               Limited          Limited
                                               Partners         Partners          Total
                                             ------------     ------------     ------------


ASSETS
Cash and cash equivalents                    $  1,462,611     $  4,717,629     $  6,180,240
Investments in commercial lease
  paper, net                                           --               --               --
Net investment in direct financing
  leases                                               --          935,051          935,051
Diverted and other assets, net                    402,546        1,972,358        2,374,904
Datronic assets, net                                   --               --               --
                                             ------------     ------------     ------------

                                             $  1,865,157     $  7,625,038     $  9,490,195
                                             ============     ============     ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                   $      6,066     $     49,714     $     55,780
Lessee rental deposits                             26,852          135,227          162,079
                                             ------------     ------------     ------------

    Total liabilities                              32,918          184,941          217,859

Total partners' equity                          1,832,239        7,440,097        9,272,336
                                             ------------     ------------     ------------
                                             $  1,865,157     $  7,625,038     $  9,490,195
                                             ============     ============     ============


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                                December 31, 1998




                                              Liquidating      Continuing
                                               Limited          Limited
                                               Partners         Partners          Total
                                             ------------     ------------     ------------

ASSETS

Cash and cash equivalents                    $  1,476,467     $  4,489,249     $  5,965,716
Judgment receivable, net                           22,590          110,684          133,274
Investments in commercial lease
  paper, net                                           --               --               --
Net investment in direct financing
  leases                                               --        1,175,310        1,175,310
Diverted and other assets, net                    402,546        1,972,358        2,374,904
Datronic assets, net                                   --               --               --
                                             ------------     ------------     ------------

                                             $  1,901,603     $  7,747,601     $  9,649,204
                                             ============     ============     ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                   $      8,520     $     61,588     $     70,108
Lessee rental deposits                             30,091          151,539          181,630
                                             ------------     ------------     ------------

    Total liabilities                              38,611          213,127          251,738

Total partners' equity                          1,862,992        7,534,474        9,397,466
                                             ------------     ------------     ------------

                                             $  1,901,603     $  7,747,601     $  9,649,204
                                             ============     ============     ============


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended March 31, 1999
                                   (Unaudited)



                                              Liquidating      Continuing
                                               Limited          Limited
                                               Partners         Partners          Total
                                             ------------     ------------     ------------

Revenue:
  Lease income                               $      1,777      $     68,953      $     70,730
  Interest income                                   9,471            56,338            65,809
                                             ------------      ------------      ------------

                                                   11,248           125,291           136,539
                                             ------------      ------------      ------------

Expenses:
  General Partner's expense
      reimbursement                                36,069           232,957           269,026
  Professional fees                                 7,593            47,065            54,658
  Other operating expenses                            494             2,920             3,414
  Credit for lease losses                          (1,676)          (58,212)          (59,888)
  Credit for loss on
      commercial lease paper                         (479)           (5,062)           (5,541)
                                             ------------      ------------      ------------

                                                   42,001           219,668           261,669
                                             ------------      ------------      ------------

Net loss                                     $    (30,753)     $    (94,377)     $   (125,130)
                                             ============      ============      ============

Net loss - General Partner                   $       (307)     $       (944)     $     (1,251)
                                             ============      ============      ============

Net loss - Limited Partners                  $    (30,446)     $    (93,433)     $   (123,879)
                                             ============      ============      ============

Net loss per limited
  partnership unit                           $      (0.90)     $      (0.56)
                                             ============      ============

Weighted average number of limited
  partnership units outstanding                    33,858           165,901
                                             ============      ============


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended March 31, 1998
                                   (Unaudited)



                                              Liquidating      Continuing
                                               Limited          Limited
                                               Partners         Partners          Total
                                             ------------     ------------     ------------

Revenue:
  Lease income                               $        263      $     98,676      $     98,939
  Interest income                                   4,655            32,007            36,662
                                             ------------      ------------      ------------

                                                    4,918           130,683           135,601
                                             ------------      ------------      ------------

Expenses:
  General Partner's expense
    reimbursement                                  32,499           221,292           253,791
  Professional fees                                40,478           202,270           242,748
  Other operating expenses                          2,783            14,643            17,426
  Credit for lease losses                          (2,572)          (12,602)          (15,174)
                                             ------------      ------------      ------------

                                                   73,188           425,603           498,791
                                             ------------      ------------      ------------

Net loss                                     $    (68,270)     $   (294,920)     $   (363,190)
                                             ============      ============      ============

Net loss - General Partner                   $       (683)     $     (2,949)     $     (3,632)
                                             ============      ============      ============

Net loss - Limited Partners                  $    (67,587)     $   (291,971)     $   (359,558)
                                             ============      ============      ============

Net loss per limited
  partnership unit                           $      (2.00)     $      (1.76)
                                             ============      ============

Weighted average number of limited
  partnership units outstanding                    33,858           165,901
                                             ============      ============

                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)



                                                        Liquidating       Continuing
                                        General          Limited           Limited            Total
                                       Partner's         Partners'         Partners'         Partners'
                                        Equity            Equity            Equity            Equity
                                     ------------      ------------      ------------      ------------


Balance, December 31, 1998 *         $         --      $  1,862,992      $  7,534,474      $  9,397,466

  Net loss                                 (1,251)          (30,446)          (93,433)         (125,130)
  Allocation of General
    Partner's Equity                        1,251              (307)             (944)               --
                                     ------------      ------------      ------------      ------------

Balance, March 31, 1999              $         --      $  1,832,239      $  7,440,097      $  9,272,336
                                     ============      ============      ============      ============



* Balances are net of $75,645 and $681,012 of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.




                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 1999
                                   (Unaudited)



                                                   Liquidating       Continuing
                                                     Limited          Limited
                                                    Partners          Partners            Total
                                                  ------------      ------------      ------------

Cash flows from operating activities:
  Net loss                                        $    (30,753)     $    (94,377)     $   (125,130)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Credit for lease losses                           (1,676)          (58,212)          (59,888)
      Credit for loss on
        commercial lease paper                            (479)           (5,062)           (5,541)
      Changes in assets and liabilities:
        Judgment receivable, net                        22,590           110,684           133,274
        Accounts payable and
          accrued expenses                              (2,454)          (11,874)          (14,328)
        Lessee rental deposits                          (3,239)          (16,312)          (19,551)
                                                  ------------      ------------      ------------
                                                       (16,011)          (75,153)          (91,164)
                                                  ------------      ------------      ------------

Cash flows from investing activities:
  Principal collections on leases                        1,676           298,471           300,147
  Repayments of commercial lease paper                     479             5,062             5,541
                                                  ------------      ------------      ------------
                                                         2,155           303,533           305,688
                                                  ------------      ------------      ------------

Net increase (decrease) in cash and
  cash equivalents                                     (13,856)          228,380           214,524
Cash and cash equivalents:
  Beginning of year                                  1,476,467         4,489,249         5,965,716
                                                  ------------      ------------      ------------
  End of first quarter                            $  1,462,611      $  4,717,629      $  6,180,240
                                                  ============      ============      ============

                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 1998
                                   (Unaudited)



                                                   Liquidating       Continuing
                                                     Limited          Limited
                                                    Partners          Partners            Total
                                                  ------------      ------------      ------------

Cash flows from operating activities:
  Net loss                                        $    (68,270)     $   (294,920)     $   (363,190)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Credit for lease losses                           (2,572)          (12,602)          (15,174)
      Changes in assets and liabilities:
        Accounts payable and
          accrued expenses                                (523)           (4,486)           (5,009)
        Lessee rental deposits                            (717)          (30,794)          (31,511)
                                                  ------------      ------------      ------------
                                                       (72,082)         (342,802)         (414,884)
                                                  ------------      ------------      ------------

Cash flows from investing activities:
  Principal collections on leases                        2,572           572,828           575,400
  Repayments of commercial lease
    paper                                                  849             8,970             9,819
                                                  ------------      ------------      ------------
                                                         3,421           581,798           585,219
                                                  ------------      ------------      ------------

Cash flows from financing activities:
  Distributions to limited partners                         --          (500,000)         (500,000)
                                                  ------------      ------------      ------------

Net decrease in cash and
  cash equivalents                                     (68,661)         (261,004)         (329,665)
Cash and cash equivalents:
  Beginning of year                                  1,199,924         1,874,453         3,074,377
                                                  ------------      ------------      ------------
  End of first quarter                            $  1,131,263      $  1,613,449      $  2,744,712
                                                  ============      ============      ============



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XIX, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on December 22, 1989 for the purpose of acquiring and leasing both high-and low-technology equipment. See Notes 5, 8, and 10 to the Partnership's financial statements included in the 1998 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement which occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1998 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 1998 Form 10-K.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($97,000 and $476,000 for Liquidating and Continuing Limited Partners respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($962,000 and $1,093,000 for Liquidating and Continuing Limited Partners respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See Note 8 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1998 through March 31, 1999. The discussion and analysis of results of operations is for the three month period ended March 31, 1999 as compared to the corresponding period in 1998. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1998 Form 10-K.

Liquidity and Capital Resources

During the three months ended March 31, 1999, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and for the ultimate liquidation of the Partnership. During the three months ended March 31, 1999, the Partnership's cash and cash equivalents increased by $214,000 to $6,180,000 at March 31, 1999 from $5,966,000 at December 31, 1998. This increase is primarily due to cash receipts from collections on leases of $300,000 and from commercial lease paper of $6,000 partially offset by the use of cash in operations of $91,000.

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($97,000 and $476,000 for Liquidating and Continuing Limited Partners respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($962,000 and $1,093,000 for Liquidating and Continuing Limited Partners respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See Note 8 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

The Partnership's sources of future liquidity are expected to come from remaining cash-on-hand after the April 1999 distribution, the cash receipts from leases owned by the Partnership as well as the disposition of Diverted Assets (consisting primarily of an office building in Schaumburg, Illinois). The lease portfolio is scheduled to be fully liquidated by December 2000. The general partner expects the Diverted Assets to be converted to cash during 1999 thereby enabling the Partnership to pay an additional distribution in early 2000. After all assets are disposed of and the proceeds are distributed to the limited partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service. The general partner expects this to occur sometime during the year 2001.

Results of Operations

The Partnership had a net loss of $125,000 for the three months ended March 31, 1999 in the aggregate for all classes of partners. This compares to an aggregate net loss of $363,000 for the three months ended March 31, 1998. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the periods ended March 31, 1999 and 1998 include the following:

Lease income:

Since August 1996, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income. This trend will continue as the Partnership liquidates its remaining leases.

Interest income:

Interest income includes earnings on invested cash balances. Interest income for 1999 was higher than 1998 because of higher average invested cash balances.

General Partner's expense reimbursement:

General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner in excess of those covered by its partner distributions. These expenses include expenses incurred by LRC in its management of the day-to-day operations of the Partnership.

Professional fees:

Professional fees for the three months ended March 31, 1999 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities. Included in the 1998 amount are fees paid in connection with the litigation against the Partnership's former accountants.

Credits for lease losses and commercial lease paper:

These credits reflect recoveries of previously reserved amounts.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1998 Form 10-K for a discussion of material legal proceedings involving the Partnership.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of May 1999.





                         DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                         Registrant





                    By:  /s/ DONALD D. TORISKY
                         -------------------------------------------
                         Donald D. Torisky
                         Chairman and Chief Executive Officer,
                         Lease Resolution Corporation
                         General Partner of
                         Datronic Equipment Income Fund XIX, L.P.




                    By:  /s/ ROBERT P. SCHAEN
                         -------------------------------------------
                         Robert P. Schaen
                         Vice-Chairman and Chief Financial Officer,
                         Lease Resolution Corporation
                         General Partner of
                         Datronic Equipment Income Fund XIX, L.P.

                          EXHIBIT INDEX



EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

   27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                              Commission for information only and not filed.
