Form 10-Q
period 1999-06-30
DATRONIC EQUIPMENT INCOME FUND XIX L P
filed 1999-08-06
CIK 859072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                        ---------------------------------


For the Quarter Ended
     June 30, 1999                          Commission File Number  0-19466
---------------------                       --------------------------------



                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)


      Delaware                                           36-3684373
-------------------                              ---------------------------
  State or other                                 IRS Employer Identification
  jurisdiction of                                          Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312                 Schaumburg, Illinois 60173
---------------------------------                 --------------------------
  Address of principal                                City, State, Zip Code
  executive offices

Registrant's telephone number:                           (847) 240-6200
                                                   -------------------------



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

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

PART I - FINANCIAL INFORMATION

Item 1.
-------

  Index to Financial Statements

    Balance Sheets

      June 30, 1999 (unaudited)                                      3

      December 31, 1998                                              4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 1999                       5

      For the three months ended June 30, 1998                       6

      For the six months ended June 30, 1999                         7

      For the six months ended June 30, 1998                         8

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 1999                         9
        (unaudited)

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 1999                        10

      For the six months ended June 30, 1998                        11

    Notes to Financial Statements (unaudited)                       12

Item 2.
-------
  Management's Discussion and Analysis of
    Financial Condition and Results of Operations              13 - 14

Item 3.
-------
  Quantitative and Qualitative Disclosures about                    14
    Market Risk

PART II - OTHER INFORMATION

Items 1-6.                                                          15
----------

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                                 June 30, 1999
                                  (Unaudited)

                                         Liquidating    Continuing
                                          Limited        Limited
                                          Partners       Partners      Total
                                         -----------   -----------   ----------
ASSETS
------
Cash and cash equivalents                $   377,484   $ 3,293,514   $3,670,998
Investments in commercial lease
  paper, net                                   -              -             -
Net investment in direct financing
  leases                                       -           692,561      692,561
Diverted and other assets, net               402,546     1,972,358    2,374,904
Datronic assets, net                           -              -             -
                                         -----------   -----------   ----------
                                         $   780,030   $ 5,958,433   $6,738,463
                                         ===========   ===========   ==========
LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Accounts payable and accrued
  expenses                               $     2,397   $    23,939   $   26,336
Lessee rental deposits                        20,961       102,705      123,666
                                         -----------   -----------   ----------
    Total liabilities                         23,358       126,644      150,002

Total partners' equity                       756,672     5,831,789    6,588,461
                                         -----------   -----------   ----------
                                         $   780,030   $ 5,958,433   $6,738,463
                                         ===========   ===========   ==========


                 See accompanying note to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                                December 31, 1998

                                        Liquidating    Continuing
                                          Limited       Limited
                                          Partners      Partners         Total
                                       ------------   ------------   -----------
ASSETS
------
Cash and cash equivalents              $  1,476,467   $ 4,489,249    $5,965,716
Judgment receivable, net                     22,590       110,684       133,274
Investments in commercial lease
  paper, net                                    -             -             -
Net investment in direct financing
  leases                                        -       1,175,310     1,175,310
Diverted and other assets, net              402,546     1,972,358     2,374,904
Datronic assets, net                            -             -             -
                                       ------------   -----------    ----------
                                       $  1,901,603   $ 7,747,601    $9,649,204
                                       ============   ===========    ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Accounts payable and accrued
  expenses                             $      8,520   $    61,588    $   70,108
Lessee rental deposits                       30,091       151,539       181,630
                                       ------------   -----------    ----------
    Total liabilities                        38,611       213,127       251,738

Total partners' equity                    1,862,992     7,534,474     9,397,466
                                       ------------   -----------    ----------
                                       $  1,901,603   $ 7,747,601    $9,649,204
                                       ============   ===========    ==========



                   See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                      STATEMENTS OF REVENUE AND EXPENSES
                   For the three months ended June 30, 1999
                                 (Unaudited)

                                   Liquidating    Continuing
                                     Limited        Limited
                                     Partners      Partners          Total
                                   -----------    -----------     ----------
Revenue:
  Lease income                     $     5,240    $    58,642     $   63,882
  Interest income                        4,636         36,597         41,233
                                   -----------    -----------     ----------
                                         9,876         95,239        105,115
                                   -----------    -----------     ----------
Expenses:
  General Partner's expense
    reimbursement                       26,202        172,058        198,260
  Professional fees                      5,482         42,340         47,822
  Other operating expenses               2,753         13,597         16,350
  Credit for lease losses               (8,096)       (90,668)       (98,764)
  Credit for loss on
    commercial lease paper                (240)        (2,530)        (2,770)
                                   -----------    -----------     ----------
                                        26,101        134,797        160,898
                                   -----------    -----------     ----------
Net loss                           $   (16,225)   $   (39,558)    $  (55,783)
                                   ===========    ===========     ==========
Net loss - General Partner         $      (162)   $      (396)    $     (558)
                                   ===========    ===========     ==========
Net loss - Limited Partners        $   (16,063)   $   (39,162)    $  (55,225)
                                   ===========    ===========     ==========
Net loss per limited
   partnership unit                $     (0.47)   $     (0.24)
                                   ===========    ===========
Weighted average number of limited
   partnership units outstanding        33,858        165,901
                                   ===========    ===========




                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                      STATEMENTS OF REVENUE AND EXPENSES
                   For the three months ended June 30, 1998
                                 (Unaudited)

                                     Liquidating    Continuing
                                       Limited        Limited
                                       Partners       Partners         Total
                                     -----------   -----------     ----------
Revenue:
  Lease income                       $       256   $    84,049     $   84,305
  Interest income                          4,597        27,510         32,107
                                     -----------   -----------     ----------
                                           4,853       111,559        116,412
                                     -----------   -----------     ----------
Expenses:
  General Partner's expense
    reimbursement                         29,659       203,852        233,511
  Professional fees                       60,683       306,853        367,536
  Other operating expenses                 2,190        15,106         17,296
  Credit for lease losses                 (1,931)       (9,462)       (11,393)
                                     -----------   -----------     ----------
                                          90,601       516,349        606,950
                                     -----------   -----------     ----------
Net loss                             $   (85,748)  $  (404,790)    $ (490,538)
                                     ===========   ===========     ==========
Net loss - General Partner           $      (857)  $    (4,048)    $   (4,905)
                                     ===========   ===========     ==========
Net loss - Limited Partners          $   (84,891)  $  (400,742)    $ (485,633)
                                     ===========   ===========     ==========
Net loss per limited
   partnership unit                  $     (2.51)  $     (2.42)
                                     ===========   ===========
Weighted average number of limited
   partnership units outstanding          33,858       165,901
                                     ===========   ===========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1999
                                  (Unaudited)

                                         Liquidating   Continuing
                                          Limited       Limited
                                          Partners      Partners       Total
                                         -----------  -----------   ----------
Revenue:
  Lease income                           $     7,017  $   127,595   $  134,612
  Interest income                             14,107       92,935      107,042
                                         -----------  -----------   ----------
                                              21,124      220,530      241,654
                                         -----------  -----------   ----------
Expenses:
  General Partner's expense
    reimbursement                             62,271      405,015      467,286
  Professional fees                           13,075       89,405      102,480
  Other operating expenses                     3,247       16,517       19,764
  Credit for lease losses                     (9,772)    (148,880)    (158,652)
  Credit for loss on
    commercial lease paper                      (719)      (7,592)      (8,311)
                                         -----------  -----------   ----------
                                              68,102      354,465      422,567
                                         -----------  -----------   ----------
Net loss                                 $   (46,978) $  (133,935)  $ (180,913)
                                         ===========  ===========   ==========
Net loss - General Partner               $      (470) $    (1,339)  $   (1,809)
                                         ===========  ===========   ==========
Net loss - Limited Partners              $   (46,508) $  (132,596)  $ (179,104)
                                         ===========  ===========   ==========
Net loss per limited
   partnership unit                      $     (1.37) $     (0.80)
                                         ===========  ===========
Weighted average number of limited
   partnership units outstanding              33,858      165,901
                                         ===========  ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1998
                                  (Unaudited)

                                   Liquidating    Continuing
                                    Limited        Limited
                                    Partners       Partners        Total
                                   -----------   -----------    ----------
Revenue:
  Lease income                     $       519   $   182,725    $  183,244
  Interest income                        9,252        59,517        68,769
                                   -----------   -----------    ----------
                                         9,771       242,242       252,013
                                   -----------   -----------    ----------
Expenses:
  General Partner's expense
    reimbursement                       62,158       425,144       487,302
  Professional fees                    101,161       509,123       610,284
  Other operating expenses               4,973        29,749        34,722
  Credit for lease losses               (4,503)      (22,064)      (26,567)
                                   -----------   -----------    ----------
                                       163,789       941,952     1,105,741
                                   -----------   -----------    ----------
Net loss                           $  (154,018)  $  (699,710)   $ (853,728)
                                   ===========   ===========    ==========
Net loss - General Partner         $    (1,540)  $    (6,997)   $   (8,537)
                                   ===========   ===========    ==========
Net loss - Limited Partners        $  (152,478)  $  (692,713)   $ (845,191)
                                   ===========   ===========    ==========
Net loss per limited
   partnership unit                $     (4.50)  $     (4.18)
                                   ===========   ===========
Weighted average number of limited
   partnership units outstanding        33,858       165,901
                                   ===========   ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)

                                        Liquidating  Continuing
                             General      Limited      Limited      Total
                            Partner's    Partners'    Partners'   Partners'
                             Equity       Equity       Equity       Equity
                            ----------  -----------  -----------  ----------
Balance, December 31, 1998* $    -      $ 1,862,992   $7,534,474  $9,397,466

  Distibutions to partners       -       (1,059,342)  (1,568,750) (2,628,092)
  Net loss                    (1,809)       (46,508)    (132,596)   (180,913)
  Allocation of General
    Partner's Equity           1,809           (470)      (1,339)        -
                            ----------  -----------   ----------  ----------
Balance, June 30, 1999      $    -      $   756,672   $5,831,789  $6,588,461
                            ==========  ===========   ==========  ==========

* Balances are net of $75,645 and $681,012 of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.




                   See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                           STATEMENTS OF CASH FLOWS
                    For the six months ended June 30, 1999
                                  (Unaudited)

                                         Liquidating   Continuing
                                          Limited       Limited
                                          Partners      Partners       Total
                                         -----------  -----------    ----------
Cash flows from operating activities:
  Net loss                               $  (46,978)  $  (133,935)   $ (180,913)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                  (9,772)     (148,880)     (158,652)
    Credit for loss on
        commercial lease paper                 (719)       (7,592)       (8,311)
    Changes in assets and liabilities:
      Judgment receivable, net               22,590       110,684       133,274
      Accounts payable and
        accrued expenses                     (6,123)      (37,649)      (43,772)
      Lessee rental deposits                 (9,130)      (48,834)      (57,964)
                                         ----------   -----------    ----------
                                            (50,132)     (266,206)     (316,338)
                                         ----------   -----------    ----------
Cash flows from investing activities:
  Principal collections on leases             9,772       631,629       641,401
  Repayments of commercial lease paper          719         7,592         8,311
                                         ----------   -----------    ----------
                                             10,491       639,221       649,712
                                         ----------   -----------    ----------
Cash flows from financing activities:
  Distributions to Limited Partners      (1,059,342)   (1,568,750)   (2,628,092)
                                         ----------   -----------    ----------
Net decrease in cash and
  cash equivalents                       (1,098,983)   (1,195,735)   (2,294,718)
Cash and cash equivalents:
  Beginning of year                       1,476,467     4,489,249     5,965,716
                                         ----------   -----------    ----------
  End of second quarter                  $  377,484   $ 3,293,514    $3,670,998
                                         ==========   ===========    ==========


                See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1998
                                  (Unaudited)

                                         Liquidating    Continuing
                                          Limited        Limited
                                          Partners       Partners      Total
                                         -----------   -----------   ----------
Cash flows from operating activities:
  Net loss                               $  (154,018)  $  (699,710)  $ (853,728)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                   (4,503)      (22,064)     (26,567)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                        (638)       (4,498)      (5,136)
      Lessee rental deposits                  (2,152)      (52,823)     (54,975)
                                         -----------   -----------   ----------
                                            (161,311)     (779,095)    (940,406)
                                         -----------   -----------   ----------
Cash flows from investing activities:
  Principal collections on leases              4,503     1,061,975    1,066,478
  Repayments of commercial lease
    paper                                      1,251        13,222       14,473
                                         -----------   -----------   ----------
                                               5,754     1,075,197    1,080,951
                                         -----------   -----------   ----------
Cash flows from financing activities:
  Distributions to limited partners              -        (500,000)    (500,000)
                                         -----------   -----------   ----------
Net decrease in cash and
  cash equivalents                          (155,557)     (203,898)    (359,455)
Cash and cash equivalents:
  Beginning of year                        1,199,924     1,874,453    3,074,377
                                         -----------   -----------   ----------
  End of second quarter                  $ 1,044,367    $1,670,555   $2,714,922
                                         ===========   ===========   ==========


                See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

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

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($97,000 and $476,000 for Liquidating and Continuing Limited Partners, respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($962,000 and $1,093,000 for Liquidating and Continuing Limited Partners, respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See
Note 8 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

PART I
------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1998 through June 30, 1999. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1999 as compared to the corresponding periods in 1998. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1998 Form 10-K.

Liquidity and Capital Resources

During the six months ended June 30, 1999, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and for the ultimate liquidation of the Partnership. During the six months ended June 30, 1999, the Partnership's cash and cash equivalents decreased by $2,295,000 to $3,671,000 at June 30, 1999 from $5,966,000 at December 31, 1998. This decrease is primarily due to distributions paid to Limited Partners of $2,628,000 (see below) and by cash used in operations of $316,000, partially offset by cash receipts from collections on leases of $650,000 and from commercial lease paper of $8,000.

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

The Partnership's sources of future liquidity are expected to come from cash-on-hand, cash receipts from leases owned by the Partnership and the disposition of the remaining Diverted Assets (consisting primarily of an office building in Schaumburg, Illinois). The lease portfolio is scheduled to be fully liquidated by December 2000. The general partner expects that the building will be sold during the second half of 1999 or 2000 and the proceeds included in the next distribution to the Limited Partners sometime during 2000. After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service. The general partner expects this to occur sometime during the year 2001.

Results of Operations

The Partnership had net losses of $56,000 and $181,000 for the three and six months ended June 30, 1999 in the aggregate for all classes of partners. This compares to aggregate net losses of $491,000 and $854,000 for the three and six months ended June 30, 1998. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and six month periods ended June 30, 1999 and 1998 include the following:

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

General Partner's expense reimbursement:
General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner. These expenses include expenses incurred by LRC in its management of the day-to-day operations of the Partnership.

Professional fees:
Professional fees for the three and six months ended June 30, 1999 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities. Included in the 1998 amount are fees paid in connection with the litigation against the Partnership's former accountants.

Credits for lease losses and commercial lease paper:
These credits reflect recoveries of previously reserved amounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION
---------------------------
ITEM 1.  LEGAL PROCEEDINGS
--------------------------

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1998 Form 10-K for a discussion of material legal proceedings involving the Partnership.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------
None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
None.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits
-------------

See Exhibit Index.
------------------
(b)  Reports on Form 8-K
------------------------

None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 4th day of August 1999.





            DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
            Registrant





       By:  /s/DONALD D. TORISKY
            ------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XIX, L.P.




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