Form 10-Q
period 1999-09-30
DATRONIC EQUIPMENT INCOME FUND XIX L P
filed 1999-11-09
CIK 859072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                       -----------------------------------


For the Quarter Ended
  September 30, 1999                            Commission File Number 0-19466
---------------------                           ------------------------------



                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)


      Delaware                                              36-3684373
--------------------                               ---------------------------
  State or other                                   IRS Employer Identification
  jurisdiction of                                             Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312                     Schaumburg, Illinois 60173
---------------------------------                     --------------------------
  Address of principal                                   City, State, Zip Code
  executive offices

Registrant's telephone number:                              (847) 240-6200
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

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    ----------------------------------------
                                    FORM 10-Q
                                    ---------
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                    ----------------------------------------

PART I - FINANCIAL INFORMATION


Item 1.
-------

  Index to Financial Statements

    Balance Sheets

      September 30, 1999 (unaudited)                                           3

      December 31, 1998                                                        4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended September 30, 1999                            5

      For the three months ended September 30, 1998                            6

      For the nine months ended September 30, 1999                             7

      For the nine months ended September 30, 1998                             8

    Statements of Changes in Partners' Equity

      For the nine months ended September 30, 1999
        (unaudited)                                                            9

    Statements of Cash Flows (unaudited)

      For the nine months ended September 30, 1999                            10

      For the nine months ended September 30, 1998                            11

    Notes to Financial Statements (unaudited)                                 12

Item 2.
-------

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                        13 - 14

Item 3.
-------

  Quantitative and Qualitative Disclosures about
    Market Risk                                                               14

PART II - OTHER INFORMATION

Items 1-6.                                                                    15
----------

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                               September 30, 1999
                                  (Unaudited)



                                         Liquidating          Continuing
                                           Limited             Limited
                                           Partners            Partners            Total
                                         -----------          -----------      -------------
ASSETS
------

Cash and cash equivalents                 $  347,555          $ 3,364,725      $   3,712,280
Investments in commercial lease
  paper, net                                   -                   -                 -
Net investment in direct financing
  leases                                       -                  497,835            497,835
Diverted and other assets, net               402,546            1,972,358          2,374,904
Datronic assets, net                           -                   -                 -
                                          ----------          -----------      -------------

                                          $  750,101          $ 5,834,918      $   6,585,019
                                          ==========          ===========      =============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and accrued
  expenses                                $    2,467          $    25,262      $      27,729
Lessee rental deposits                        20,071               98,340            118,411
                                          ----------          -----------      -------------

    Total liabilities                         22,538              123,602            146,140

Total partners' equity                       727,563            5,711,316          6,438,879
                                          ----------          -----------      -------------

                                          $  750,101          $ 5,834,918      $   6,585,019
                                          ==========          ===========      =============



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                               December 31, 1998



                                         Liquidating         Continuing
                                           Limited            Limited
                                           Partners           Partners             Total
                                         ------------       ------------        ------------
ASSETS
------

Cash and cash equivalents                $  1,476,467       $  4,489,249        $  5,965,716
Judgment receivable, net                       22,590            110,684             133,274
Investments in commercial lease
  paper, net                                   -                  -                   -
Net investment in direct financing
  leases                                       -               1,175,310           1,175,310
Diverted and other assets, net                402,546          1,972,358           2,374,904
Datronic assets, net                           -                  -                   -
                                         ------------       ------------        ------------

                                         $  1,901,603       $  7,747,601        $  9,649,204
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
                                         ============       ============        ============



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1999
                                  (Unaudited)


                                         Liquidating       Continuing
                                           Limited          Limited
                                           Partners         Partners           Total
                                         -----------       ----------        ----------
Revenue:
  Lease income                           $     290         $   21,665        $   21,955
  Interest income                            3,962             37,104            41,066
                                         ---------         ----------        ----------

                                             4,252             58,769            63,021
                                         ---------         ----------        ----------

Expenses:
  General Partner's expense
    reimbursement                           30,309            194,189           224,498
  Professional fees                          3,062             25,013            28,075
  Other operating expenses                   1,416              7,031             8,447
  Credit for lease losses                   (1,426)           (46,991)          (48,417)
                                         ---------         ----------        ----------

                                            33,361            179,242           212,603
                                         ---------         ----------        ----------

Net loss                                 $ (29,109)        $ (120,473)       $ (149,582)
                                         =========         ==========        ==========

Net loss - General Partner               $    (291)        $   (1,205)       $   (1,496)
                                         =========         ==========        ==========

Net loss - Limited Partners              $ (28,818)        $ (119,268)       $ (148,086)
                                         =========         ==========        ==========

Net loss per limited
   partnership unit                      $   (0.85)        $    (0.72)
                                         =========         ===========

Weighted average number of limited
   partnership units outstanding            33,858            165,901
                                         =========         ==========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1998
                                  (Unaudited)


                                         Liquidating       Continuing
                                           Limited          Limited
                                           Partners         Partners           Total
                                         -----------       ----------        ----------
Revenue:
  Lease income                           $     407         $   58,835        $   59,242
  Interest income                            4,778             29,080            33,858
                                         ---------         ----------        ----------

                                             5,185             87,915            93,100
                                         ---------         ----------        ----------
Expenses:
  General Partner's expense
    reimbursement                           30,866            223,467           254,333
  Professional fees                          2,897             22,357            25,254
  Other operating expenses                   1,077              5,339             6,416
  Credit for lease losses                   (2,192)           (10,737)          (12,929)
                                         ---------         ----------        ----------

                                            32,648            240,426           273,074
                                         ---------         ----------        ----------

Net loss                                 $ (27,463)        $ (152,511)       $ (179,974)
                                         =========         ==========        ==========

Net loss - General Partner               $    (275)        $   (1,525)       $   (1,800)
                                         =========         ==========        ==========

Net loss - Limited Partners              $ (27,188)        $ (150,986)       $ (178,174)
                                         =========         ==========        ==========

Net loss per limited
   partnership unit                      $   (0.80)        $    (0.91)
                                         =========         ==========

Weighted average number of limited
   partnership units outstanding            33,858            165,901
                                         =========         ==========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1999
                                  (Unaudited)


                                         Liquidating       Continuing
                                           Limited          Limited
                                           Partners         Partners           Total
                                         -----------       ----------        ----------
Revenue:
  Lease income                           $    7,307        $  149,260        $  156,567
  Interest income                            18,069           130,039           148,108
                                         -----------       ----------        ----------

                                             25,376           279,299           304,675
                                         -----------       ----------        ----------
Expenses:
  General Partner's expense
    reimbursement                            92,580           599,204           691,784
  Professional fees                          16,137           114,418           130,555
  Other operating expenses                    4,663            23,548            28,211
  Credit for lease losses                   (11,198)         (195,871)         (207,069)
  Credit for loss on
    commercial lease paper                     (719)           (7,592)           (8,311)
                                         -----------       ----------        ----------

                                            101,463           533,707           635,170
                                         -----------       ----------        ----------

Net loss                                 $  (76,087)       $ (254,408)       $ (330,495)
                                         ==========        ==========        ==========

Net loss - General Partner               $     (761)       $   (2,544)       $   (3,305)
                                         ==========        ==========        ==========

Net loss - Limited Partners              $  (75,326)       $ (251,864)       $ (327,190)
                                         ==========        ==========        ==========
Net loss per limited
   partnership unit                      $    (2.22)       $    (1.52)
                                         ==========        ==========
Weighted average number of limited
   partnership units outstanding             33,858           165,901
                                         ==========        ==========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1998
                                  (Unaudited)


                                         Liquidating       Continuing
                                           Limited          Limited
                                           Partners         Partners            Total
                                         -----------       ----------        -----------
Revenue:
  Lease income                           $      926        $  241,560        $   242,486
  Interest income                            14,030            88,597            102,627
                                         ----------        ----------        -----------

                                             14,956           330,157            345,113
                                         ----------        ----------        -----------
Expenses:
  General Partner's expense
    reimbursement                            93,024           648,611            741,635
  Professional fees                         104,058           531,480            635,538
  Other operating expenses                    6,049            35,089             41,138
  Credit for lease losses                    (6,695)          (32,801)           (39,496)
                                         ----------        ----------        -----------

                                            196,436         1,182,379          1,378,815
                                         ----------        ----------        -----------

Net loss                                 $ (181,480)       $ (852,222)       $(1,033,702)
                                         ==========        ==========        ===========

Net loss - General Partner               $   (1,815)       $   (8,522)       $   (10,337)
                                         ==========        ==========        ===========

Net loss - Limited Partners              $ (179,665)       $ (843,700)       $(1,023,365)
                                         ==========        ==========        ===========

Net loss per limited
   partnership unit                      $    (5.31)       $    (5.09)
                                         ==========        ==========

Weighted average number of limited
   partnership units outstanding             33,858           165,901
                                         ==========        ==========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)



                                                           Liquidating       Continuing
                                            General          Limited           Limited             Total
                                           Partner's        Partners'         Partners'          Partners'
                                            Equity            Equity           Equity              Equity
                                           ---------       -----------      -------------       ------------
Balance, December 31, 1998*                $   -           $ 1,862,992       $  7,534,474       $  9,397,466

  Distibutions to partners                     -            (1,059,342)        (1,568,750)        (2,628,092)
  Net loss                                  (3,305)            (75,326)          (251,864)          (330,495)
  Allocation of General
    Partner's Equity                         3,305                (761)            (2,544)               -
                                           ---------      ------------       ------------       ------------

Balance, September 30, 1999                $   -          $    727,563       $  5,711,316       $  6,438,879
                                           =========      ============       ============       ============


* Balances are net of $75,645 and $681,012 of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1999
                                  (Unaudited)


                                         Liquidating       Continuing
                                           Limited          Limited
                                           Partners         Partners            Total
                                         -----------       -----------       -----------
Cash flows from operating activities:
  Net loss                               $   (76,087)      $  (254,408)      $  (330,495)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                  (11,198)         (195,871)         (207,069)
    Credit for loss on
        commercial lease paper                  (719)           (7,592)           (8,311)
    Changes in assets and liabilities:
      Judgment receivable, net                22,590           110,684           133,274
      Accounts payable and
        accrued expenses                      (6,053)          (36,326)          (42,379)
      Lessee rental deposits                 (10,020)          (53,199)          (63,219)
                                         -----------       -----------       -----------
                                             (81,487)         (436,712)         (518,199)
                                         -----------       -----------       -----------

Cash flows from investing activities:
  Principal collections on leases             11,198           873,346           884,544
  Repayments of commercial lease paper           719             7,592             8,311
                                         -----------       -----------       -----------
                                              11,917           880,938           892,855
                                         -----------       -----------       -----------

Cash flows from financing activities:
  Distributions to Limited Partners       (1,059,342)       (1,568,750)       (2,628,092)
                                         -----------       -----------       -----------

Net decrease in cash and
  cash equivalents                        (1,128,912)       (1,124,524)       (2,253,436)
Cash and cash equivalents:
  Beginning of year                        1,476,467         4,489,249         5,965,716
                                         -----------       -----------       -----------
  End of third quarter                   $   347,555       $ 3,364,725       $ 3,712,280
                                         ===========       ===========       ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1998
                                  (Unaudited)



                                         Liquidating       Continuing
                                           Limited          Limited
                                           Partners         Partners            Total
                                         -----------       -----------       -----------
Cash flows from operating activities:
  Net loss                               $  (181,480)      $  (852,222)      $(1,033,702)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                   (6,695)          (32,801)          (39,496)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                        (692)           (4,792)           (5,484)
      Lessee rental deposits                  (8,964)          (87,834)          (96,798)
                                         -----------       -----------       -----------
                                            (197,831)         (977,649)       (1,175,480)
                                         -----------       -----------       -----------

Cash flows from investing activities:
  Principal collections on leases              6,695         1,459,422         1,466,117
  Repayments of commercial lease
    paper                                      1,855            19,601            21,456
                                         -----------       -----------       -----------
                                               8,550         1,479,023         1,487,573
                                         -----------       -----------       -----------

Cash flows from financing activities:
  Distributions to limited partners              -            (500,000)         (500,000)
                                         -----------       -----------       -----------

Net decrease in cash and
  cash equivalents                          (189,281)            1,374          (187,907)
Cash and cash equivalents:
  Beginning of year                        1,199,924         1,874,453         3,074,377
                                         -----------       -----------       -----------
  End of third quarter                   $ 1,010,643       $ 1,875,827       $ 2,886,470
                                         ===========       ===========       ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    ---------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               SEPTEMBER 30, 1999
                               ------------------
                                  (Unaudited)

NOTE 1 - ORGANIZATION:
----------------------

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

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:
-------------------------------------------

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

PART I
------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1998 through September 30, 1999. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 1999 as compared to the corresponding periods in 1998. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1998 Form 10-K.

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1999, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and provide for the ultimate liquidation of the Partnership. During this period, the Partnership's cash and cash equivalents decreased by $2,253,000 to $3,712,000 at September 30, 1999 from $5,966,000 at December 31, 1998. This decrease is primarily due to distributions paid to Limited Partners of $2,628,000 (see below) and by cash used in operations of $518,000, partially offset by cash receipts from collections on leases of $885,000 and from commercial lease paper of $8,000.

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

The Partnership's sources of future liquidity are expected to come from cash-on-hand, cash receipts from leases owned by the Partnership and the disposition of the remaining Diverted Assets (consisting primarily of an office building in Schaumburg, Illinois). The lease portfolio is scheduled to be fully liquidated by December 2000. The general partner expects that the building will be sold sometime during 2000. The proceeds will be included in the next distribution to the Limited Partners sometime during 2000. After all assets are disposed of and the proceeds distributed to the Limited Partners, the

Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service. The general partner expects this to occur sometime during the year 2001.

Results of Operations
---------------------

The Partnership had net losses of $150,000 and $330,000 for the three and nine months ended September 30, 1999 in the aggregate for all classes of partners. This compares to aggregate net losses of $180,000 and $1,034,000 for the three and nine months ended September 30, 1998. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and nine month periods ended September 30, 1999 and 1998 include the following:

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

Professional fees:
Professional fees for the three and nine months ended September 30, 1999 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities. Included in the 1998 amount are fees paid in connection with the litigation against the Partnership's former accountants.

Credits for lease losses and commercial lease paper:
These credits reflect recoveries of previously reserved amounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------
The information called for in this disclosure is not applicable to the Registrant.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits
-------------

See Exhibit Index.
------------------

(b)  Reports on Form 8-K
------------------------

None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 4th day of November 1999.





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