Form 10-Q
period 2000-03-31
DATRONIC EQUIPMENT INCOME FUND XIX L P
filed 2000-05-11
CIK 859072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                       ----------------------------------



For the Quarter Ended
    March 31, 2000                               Commission File Number  0-19466
----------------------                           ----------------------  -------



                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


     Delaware                                                36-3684373
  --------------                                     ---------------------------
  State or other                                     IRS Employer Identification
  jurisdiction of                                             Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312                     Schaumburg, Illinois 60173
---------------------------------                     --------------------------
  Address of principal                                  City, State, Zip Code
  executive offices

Registrant's telephone number:                              (847) 240-6200
                                                            --------------




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

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      March 31, 2000 (unaudited)                                      3

      December 31, 1999                                               4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended March 31, 2000                       5

      For the three months ended March 31, 1999                       6

    Statements of Changes in Partners' Equity

      For the three months ended March 31, 2000
        (unaudited)                                                   7

    Statements of Cash Flows (unaudited)

      For the three months ended March 31, 2000                       8

      For the three months ended March 31, 1999                       9

    Notes to Financial Statements (unaudited)                        10

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations               11 - 12

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                      12

PART II - OTHER INFORMATION

Items 1-6.                                                           13

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                                 March 31, 2000
                                   (Unaudited)


                                     Liquidating  Continuing
                                      Limited      Limited
                                      Partners     Partners      Total
                                     -----------  -----------  ----------
ASSETS

Cash and cash equivalents            $  343,994   $3,690,477   $4,034,471
Investments in commercial lease
  paper, net                               --           --           --
Net investment in direct financing
  leases                                   --        237,320      237,320
Diverted and other assets, net          262,119    1,284,305    1,546,424
Datronic assets, net                       --           --           --
                                     ----------   ----------   ----------

                                     $  606,113   $5,212,102   $5,818,215
                                     ==========   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                           $    3,488   $   42,592   $   46,080
Lessee rental deposits                   13,215       64,750       77,965
                                     ----------   ----------   ----------

    Total liabilities                    16,703      107,342      124,045

Total partners' equity                  589,410    5,104,760    5,694,170
                                     ----------   ----------   ----------

                                     $  606,113   $5,212,102   $5,818,215
                                     ==========   ==========   ==========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                                December 31, 1999


                                     Liquidating  Continuing
                                       Limited     Limited
                                      Partners     Partners      Total
                                     -----------  -----------  ----------
ASSETS

Cash and cash equivalents            $  292,607   $3,247,374   $3,539,981
Investments in commercial lease
  paper, net                               --           --           --
Net investment in direct financing
  leases                                   --        391,584      391,584
Diverted and other assets, net          402,546    1,972,358    2,374,904
Datronic assets, net                       --           --           --
                                     ----------   ----------   ----------

                                     $  695,153   $5,611,316   $6,306,469
                                     ==========   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                           $    2,229   $   22,163   $   24,392
Lessee rental deposits                   14,172       69,439       83,611
                                     ----------   ----------   ----------

    Total liabilities                    16,401       91,602      108,003

Total partners' equity                  678,752    5,519,714    6,198,466
                                     ----------   ----------   ----------

                                     $  695,153   $5,611,316   $6,306,469
                                     ==========   ==========   ==========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended March 31, 2000
                                   (Unaudited)


                                     Liquidating  Continuing
                                       Limited     Limited
                                      Partners     Partners      Total
                                     -----------  -----------  ----------
Revenue:
  Lease income                       $   3,094    $  34,673    $  37,767
  Interest income                        2,293       35,818       38,111
                                     ---------    ---------    ---------

                                         5,387       70,491       75,878
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                       93,524      470,196      563,720
  Professional fees                      3,937       40,742       44,679
  Other operating expenses               1,458        8,038        9,496
  Credit for lease losses               (4,190)     (33,531)     (37,721)
                                     ---------    ---------    ---------

                                        94,729      485,445      580,174
                                     ---------    ---------    ---------

Net loss                             $ (89,342)   $(414,954)   $(504,296)
                                     =========    =========    =========

Net loss - General Partner           $    (893)   $  (4,150)   $  (5,043)
                                     =========    =========    =========

Net loss - Limited Partners          $ (88,449)   $(410,804)   $(499,253)
                                     =========    =========    =========

Net loss per limited
  partnership unit                   $   (2.61)   $   (2.48)
                                     =========    =========

Weighted average number of limited
  partnership units outstanding         33,858      165,901
                                     =========    =========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended March 31, 1999
                                   (Unaudited)


                                     Liquidating  Continuing
                                      Limited      Limited
                                      Partners     Partners      Total
                                     -----------  -----------  ----------
Revenue:
  Lease income                       $   1,777    $  68,953    $  70,730
  Interest income                        9,471       56,338       65,809
                                     ---------    ---------    ---------

                                        11,248      125,291      136,539
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                       36,069      232,957      269,026
  Professional fees                      7,593       47,065       54,658
  Other operating expenses                 494        2,920        3,414
  Credit for lease losses               (1,676)     (58,212)     (59,888)
  Credit for loss on
    commercial lease paper                (479)      (5,062)      (5,541)
                                     ---------    ---------    ---------

                                        42,001      219,668      261,669
                                     ---------    ---------    ---------

Net loss                             $ (30,753)   $ (94,377)   $(125,130)
                                     =========    =========    =========

Net loss - General Partner           $    (307)   $    (944)   $  (1,251)
                                     =========    =========    =========

Net loss - Limited Partners          $ (30,446)   $ (93,433)   $(123,879)
                                     =========    =========    =========

Net loss per limited
  partnership unit                   $   (0.90)   $   (0.56)
                                     =========    =========

Weighted average number of limited
  partnership units outstanding         33,858      165,901
                                     =========    =========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)


                                            Liquidating    Continuing
                               General        Limited        Limited         Total
                              Partner's       Partners'      Partners'      Partners'
                                Equity         Equity         Equity         Equity
                              -----------    -----------    -----------    -----------
Balance, December 31, 1999*   $      --      $   678,752    $ 5,519,714    $ 6,198,466

  Net loss                         (5,043)       (88,449)      (410,804)      (504,296)
  Allocation of General
    Partner's Equity                5,043           (893)        (4,150)          --
                              -----------    -----------    -----------    -----------

Balance, March 31, 2000       $      --      $   589,410    $ 5,104,760    $ 5,694,170
                              ===========    ===========    ===========    ===========


*Balances are net of $76,894 and $685,472 of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 2000
                                   (Unaudited)


                                         Liquidating    Continuing
                                           Limited       Limited
                                           Partners      Partners         Total
                                         -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                               $   (89,342)   $  (414,954)   $  (504,296)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                   (4,190)       (33,531)       (37,721)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                       1,259         20,429         21,688
      Lessee rental deposits                    (957)        (4,689)        (5,646)
                                         -----------    -----------    -----------
                                             (93,230)      (432,745)      (525,975)
                                         -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases              4,190        187,795        191,985
  Distribution of Diverted and
    other assets                             140,427        688,053        828,480
                                         -----------    -----------    -----------
                                             144,617        875,848      1,020,465
                                         -----------    -----------    -----------

Net increase in cash and
  cash equivalents                            51,387        443,103        494,490
Cash and cash equivalents:
  Beginning of year                          292,607      3,247,374      3,539,981
                                         -----------    -----------    -----------
  End of first quarter                   $   343,994    $ 3,690,477    $ 4,034,471
                                         ===========    ===========    ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 1999
                                   (Unaudited)


                                         Liquidating    Continuing
                                           Limited       Limited
                                           Partners      Partners         Total
                                         -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                               $   (30,753)   $   (94,377)   $  (125,130)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                   (1,676)       (58,212)       (59,888)
    Credit for loss on
      commercial lease paper                    (479)        (5,062)        (5,541)
    Changes in assets and liabilities:
      Judgment receivable, net                22,590        110,684        133,274
      Accounts payable and
        accrued expenses                      (2,454)       (11,874)       (14,328)
      Lessee rental deposits                  (3,239)       (16,312)       (19,551)
                                         -----------    -----------    -----------
                                             (16,011)       (75,153)       (91,164)
                                         -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases              1,676        298,471        300,147
  Repayments of commercial lease paper           479          5,062          5,541
                                         -----------    -----------    -----------
                                               2,155        303,533        305,688
                                         -----------    -----------    -----------

Net increase (decrease) in cash and
  cash equivalents                           (13,856)       228,380        214,524
Cash and cash equivalents:
  Beginning of year                        1,476,467      4,489,249      5,965,716
                                         -----------    -----------    -----------
  End of first quarter                   $ 1,462,611    $ 4,717,629    $ 6,180,240
                                         ===========    ===========    ===========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XIX, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on December 22, 1989 for the purpose of acquiring and leasing both high-and low-technology equipment. See Notes 5, 8, and 10 to the Partnership's financial statements included in the 1999 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement which occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1999 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 1999 Form 10-K.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1999 through March 31, 2000. The discussion and analysis of results of operations is for the three month period ended March 31, 2000 as compared to the corresponding period in 1999. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1999 Form 10-K.

Liquidity and Capital Resources

During the three months ended March 31, 2000, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and provide for the ultimate liquidation of the Partnership. During this period, the Partnership's cash and cash equivalents increased by $494,000 to $4,034,000 at March 31, 2000 from $3,540,000 at December 31, 1999. This increase is primarily due to cash receipts from collections on leases of $192,000 and a distribution of $828,000 from Diverted and other assets, partially offset by the use of cash in operations of $526,000.

The General Partner has declared an additional distribution totaling $2.05 million, payable to Limited Partners who are owners of record on March 31, 2000. This distribution will be allocated to the Limited Partners based on their proportionate shares of total Partners' capital attributable to their Class.

The Partnership's sources of future liquidity are expected to come from cash-on-hand, cash receipts from leases owned by the Partnership and the proceeds from the sale of the remaining Diverted Assets (consisting of cash and an office building in Schaumburg, Illinois). The lease portfolio is scheduled to be fully liquidated by December 2000. The General Partner expects that the building will be sold during 2000 and the proceeds included in a subsequent distribution to Limited Partners.

The Partnership's interest in the Schaumburg office building is carried on its books at $1.5 million (see Note 5 to the Partnership's financial statements included in the 1999 Form 10-K). At March 1993, the date LRC was appointed general partner, the building was approximately 40% occupied. Since then, occupancy has increased to more than 80% and the base rental rates have increased by 75%. Accordingly, the general partner believes that the value of the building has increased and that this value will be realized when the building is sold. The amount to be realized from the sale of the building, however, cannot be determined until it is sold.

After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service. The general partner expects this to occur sometime during 2001.

Results of Operations

The Partnership had a net loss of $504,000 for the three months ended March 31, 2000 in the aggregate for all classes of partners. This compares to an aggregate net loss of $125,000 for the three months ended March 31, 1999. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the periods ended March 31, 2000 and 1999 include the following:

Lease income:
Since August 1996, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income. This trend will continue as the Partnership liquidates its remaining leases.

Interest income:
Interest income includes earnings on invested cash balances. Interest income for 2000 was lower than 1999 because the $2.6 million cash distribution paid to Limited Partners in April 1999 reduced average invested cash balances.

General Partner's expense reimbursement:
General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner. These expenses represent expenses incurred by LRC in its management of the day-to-day operations of the Partnership. Included in the first quarter 2000 expense are $302,000 of insurance premiums associated with the final wrap up of Partnership affairs and its ultimate liquidation and dissolution.

Professional fees:
Professional fees for the three months ended March 31, 2000 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

Credits for lease losses and commercial lease paper:
These credits reflect recoveries of previously reserved amounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1999 Form 10-K for a discussion of material legal proceedings involving the Partnership.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of May 2000.





            DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
            Registrant





       By:  /s/ DONALD D. TORISKY
            ----------------------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XIX, L.P.




       By:  /s/ JEFFREY T. MCREYNOLDS
            ----------------------------------------
            Jeffrey T. McReynolds
            Vice President and Controller,
            (principal accounting and financial officer)
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XIX, L.P.

                          EXHIBIT INDEX
                          -------------


EXHIBIT NO.     DESCRIPTION
-----------     -----------

 27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.