Form 10-Q
period 2000-06-30
DATRONIC EQUIPMENT INCOME FUND XIX L P
filed 2000-08-14
CIK 859072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                        ---------------------------------



For the Quarter Ended
     June 30, 2000                               Commission File Number  0-19466
---------------------                            -------------------------------



                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)


      Delaware                                               36-3684373
--------------------                                ---------------------------
  State or other                                    IRS Employer Identification
  jurisdiction of                                              Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312                   Schaumburg, Illinois 60173
---------------------------------                   --------------------------
    Address of principal                               City, State, Zip Code
    executive offices

Registrant's telephone number:                            (847) 240-6200
                                                      ---------------------




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

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000



PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements


    Balance Sheets

      June 30, 2000 (unaudited)                                                  3

      December 31, 1999                                                          4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 2000                                   5

      For the three months ended June 30, 1999                                   6

      For the six months ended June 30, 2000                                     7

      For the six months ended June 30, 1999                                     8

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 2000
        (unaudited)                                                              9

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 2000                                    10

      For the six months ended June 30, 1999                                    11

    Notes to Financial Statements (unaudited)                                   12

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                          13 - 15

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                                 15

PART II - OTHER INFORMATION

Items 1-6.                                                                      16

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                                  June 30, 2000
                                   (Unaudited)


                                              Liquidating     Continuing
                                               Limited         Limited
                                               Partners        Partners           Total
                                            --------------   --------------   --------------

ASSETS

Cash and cash equivalents                   $      155,357   $    1,588,342   $    1,743,699
Investments in commercial lease
  paper, net                                            --               --               --
Net investment in direct financing
  leases                                                --          141,497          141,497
Diverted and other assets, net                     262,119        1,284,305        1,546,424
Datronic assets, net                                    --               --               --
                                            --------------   --------------   --------------

                                            $      417,476   $    3,014,144   $    3,431,620
                                            ==============   ==============   ==============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                  $        1,664   $       24,472   $       26,136
Lessee rental deposits                              12,268           60,112           72,380
                                            --------------   --------------   --------------

    Total liabilities                               13,932           84,584           98,516

Total partners' equity                             403,544        2,929,560        3,333,104
                                            --------------   --------------   --------------

                                            $      417,476   $    3,014,144   $    3,431,620
                                            ==============   ==============   ==============

                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                                December 31, 1999



                                         Liquidating     Continuing
                                          Limited         Limited
                                          Partners        Partners           Total
                                       --------------   --------------   --------------

ASSETS

Cash and cash equivalents              $      292,607   $    3,247,374   $    3,539,981
Investments in commercial lease
  paper, net                                       --               --               --
Net investment in direct financing
  leases                                           --          391,584          391,584
Diverted and other assets, net                402,546        1,972,358        2,374,904
Datronic assets, net                               --               --               --
                                       --------------   --------------   --------------

                                       $      695,153   $    5,611,316   $    6,306,469
                                       ==============   ==============   ==============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                             $        2,229   $       22,163   $       24,392
Lessee rental deposits                         14,172           69,439           83,611
                                       --------------   --------------   --------------

    Total liabilities                          16,401           91,602          108,003

Total partners' equity                        678,752        5,519,714        6,198,466
                                       --------------   --------------   --------------

                                       $      695,153   $    5,611,316   $    6,306,469
                                       ==============   ==============   ==============

                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 2000
                                   (Unaudited)


                                     Liquidating     Continuing
                                       Limited         Limited
                                       Partners        Partners         Total
                                     ------------    ------------    ------------

Revenue:
  Lease income                       $      1,380    $     13,244    $     14,624
  Interest income                           3,439          47,378          50,817
                                     ------------    ------------    ------------

                                            4,819          60,622          65,441
                                     ------------    ------------    ------------

Expenses:
  General Partner's expense
    reimbursement                          43,800         202,093         245,893
  Professional fees                         4,011          22,510          26,521
  Other operating expenses                  3,808          18,709          22,517
  Credit for lease losses                  (1,357)        (30,649)        (32,006)
                                     ------------    ------------    ------------

                                           50,262         212,663         262,925
                                     ------------    ------------    ------------

Net loss                             $    (45,443)   $   (152,041)   $   (197,484)
                                     ============    ============    ============

Net loss - General Partner           $       (455)   $     (1,520)   $     (1,975)
                                     ============    ============    ============

Net loss - Limited Partners          $    (44,988)   $   (150,521)   $   (195,509)
                                     ============    ============    ============

Net loss per limited
   partnership unit                  $      (1.33)   $      (0.91)
                                     ============    ============

Weighted average number of limited
   partnership units outstanding           33,858         165,901
                                     ============    ============

                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1999
                                   (Unaudited)


                                         Liquidating     Continuing
                                           Limited        Limited
                                          Partners        Partners          Total
                                         ------------    ------------    ------------

Revenue:
  Lease income                           $      5,240    $     58,642    $     63,882
  Interest income                               4,636          36,597          41,233
                                         ------------    ------------    ------------

                                                9,876          95,239         105,115
                                         ------------    ------------    ------------

Expenses:
  General Partner's expense
    reimbursement                              26,202         172,058         198,260
  Professional fees                             5,482          42,340          47,822
  Other operating expenses                      2,753          13,597          16,350
  Credit for lease losses                      (8,096)        (90,668)        (98,764)
  Credit for loss on
    commercial lease paper                       (240)         (2,530)         (2,770)
                                         ------------    ------------    ------------

                                               26,101         134,797         160,898
                                         ------------    ------------    ------------

Net loss                                 $    (16,225)   $    (39,558)   $    (55,783)
                                         ============    ============    ============

Net loss - General Partner               $       (162)   $       (396)   $       (558)
                                         ============    ============    ============

Net loss - Limited Partners              $    (16,063)   $    (39,162)   $    (55,225)
                                         ============    ============    ============

Net loss per limited
   partnership unit                      $      (0.47)   $      (0.24)
                                         ============    ============

Weighted average number of limited
   partnership units outstanding               33,858         165,901
                                         ============    ============








                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 2000
                                   (Unaudited)



                                         Liquidating     Continuing
                                           Limited        Limited
                                          Partners        Partners          Total
                                         ------------    ------------    ------------
Revenue:
  Lease income                           $      4,474    $     47,917    $     52,391
  Interest income                               5,732          83,196          88,928
                                         ------------    ------------    ------------

                                               10,206         131,113         141,319
                                         ------------    ------------    ------------

Expenses:
  General Partner's expense
    reimbursement                             137,324         672,289         809,613
  Professional fees                             7,948          63,252          71,200
  Other operating expenses                      5,266          26,747          32,013
  Credit for lease losses                      (5,547)        (64,180)        (69,727)
                                         ------------    ------------    ------------

                                              144,991         698,108         843,099
                                         ------------    ------------    ------------

Net loss                                 $   (134,785)   $   (566,995)   $   (701,780)
                                         ============    ============    ============

Net loss - General Partner               $     (1,348)   $     (5,670)   $     (7,018)
                                         ============    ============    ============

Net loss - Limited Partners              $   (133,437)   $   (561,325)   $   (694,762)
                                         ============    ============    ============

Net loss per limited
   partnership unit                      $      (3.94)   $      (3.38)
                                         ============    ============

Weighted average number of limited
   partnership units outstanding               33,858         165,901
                                         ============    ============







                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1999
                                   (Unaudited)



                                         Liquidating     Continuing
                                           Limited        Limited
                                          Partners        Partners          Total
                                         ------------    ------------    ------------

Revenue:
  Lease income                           $      7,017    $    127,595    $    134,612
  Interest income                              14,107          92,935         107,042
                                         ------------    ------------    ------------

                                               21,124         220,530         241,654
                                         ------------    ------------    ------------

Expenses:
  General Partner's expense
    reimbursement                              62,271         405,015         467,286
  Professional fees                            13,075          89,405         102,480
  Other operating expenses                      3,247          16,517          19,764
  Credit for lease losses                      (9,772)       (148,880)       (158,652)
  Credit for loss on
    commercial lease paper                       (719)         (7,592)         (8,311)
                                         ------------    ------------    ------------

                                               68,102         354,465         422,567
                                         ------------    ------------    ------------

Net loss                                 $    (46,978)   $   (133,935)   $   (180,913)
                                         ============    ============    ============

Net loss - General Partner               $       (470)   $     (1,339)   $     (1,809)
                                         ============    ============    ============

Net loss - Limited Partners              $    (46,508)   $   (132,596)   $   (179,104)
                                         ============    ============    ============

Net loss per limited
   partnership unit                      $      (1.37)   $      (0.80)
                                         ============    ============

Weighted average number of limited
   partnership units outstanding               33,858         165,901
                                         ============    ============

                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)


                                                   Liquidating      Continuing
                                     General         Limited         Limited          Total
                                     Partner's       Partner's       Partners'       Partners'
                                      Equity         Equity           Equity          Equity
                                   ------------    ------------    ------------    ------------

Balance, December 31, 1999*        $         --    $    678,752    $  5,519,714    $  6,198,466

  Distributions to partners                  --        (140,423)     (2,023,159)     (2,163,582)
  Net loss                               (7,018)       (133,437)       (561,325)       (701,780)
  Allocation of General
    Partner's Equity                      7,018          (1,348)         (5,670)             --
                                   ------------    ------------    ------------    ------------

Balance, June 30, 2000             $         --    $    403,544    $  2,929,560    $  3,333,104
                                   ============    ============    ============    ============


* Balances are net of $76,894 and $685,472 of General Partner's Equity previously allocated to Liquidating and Continuing Limited Partners' Equity.



                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2000
                                   (Unaudited)


                                              Liquidating          Continuing
                                                Limited           Limited
                                                Partners           Partners             Total
                                             ---------------    ---------------    ---------------

Cash flows from operating activities:
  Net loss                                   $      (134,785)   $      (566,995)   $      (701,780)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                           (5,547)           (64,180)           (69,727)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                                (565)             2,309              1,744
      Lessee rental deposits                          (1,904)            (9,327)           (11,231)
                                             ---------------    ---------------    ---------------
                                                    (142,801)          (638,193)          (780,994)
                                             ---------------    ---------------    ---------------

Cash flows from investing activities:
  Principal collections on leases                      5,547            314,267            319,814
  Distribution of Diverted and
    other assets                                     140,427            688,053            828,480
                                             ---------------    ---------------    ---------------
                                                     145,974          1,002,320          1,148,294
                                             ---------------    ---------------    ---------------

Cash flows from financing activities:
  Distributions to Limited Partners                 (140,423)        (2,023,159)        (2,163,582)
                                             ---------------    ---------------    ---------------

Net decrease in cash and
  cash equivalents                                  (137,250)        (1,659,032)        (1,796,282)
Cash and cash equivalents:
  Beginning of year                                  292,607          3,247,374          3,539,981
                                             ---------------    ---------------    ---------------
  End of second quarter                      $       155,357    $     1,588,342    $     1,743,699
                                             ===============    ===============    ===============




                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1999
                                   (Unaudited)



                                              Liquidating      Continuing
                                                Limited         Limited
                                                Partners        Partners           Total
                                             -------------    -------------    -------------


Cash flows from operating activities:
  Net loss                                   $     (46,978)   $    (133,935)   $    (180,913)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                         (9,772)        (148,880)        (158,652)
    Credit for loss on
      commercial lease paper                          (719)          (7,592)          (8,311)
    Changes in assets and liabilities:
      Judgment receivable, net                      22,590          110,684          133,274
      Accounts payable and
        accrued expenses                            (6,123)         (37,649)         (43,772)
      Lessee rental deposits                        (9,130)         (48,834)         (57,964)
                                             -------------    -------------    -------------
                                                   (50,132)        (266,206)        (316,338)
                                             -------------    -------------    -------------

Cash flows from investing activities:
  Principal collections on leases                    9,772          631,629          641,401
  Repayments of commercial lease paper                 719            7,592            8,311
                                             -------------    -------------    -------------
                                                    10,491          639,221          649,712
                                             -------------    -------------    -------------

Cash flows from financing activities:
  Distributions to limited partners             (1,059,342)      (1,568,750)      (2,628,092)
                                             -------------    -------------    -------------

Net decrease in cash and
  cash equivalents                              (1,098,983)      (1,195,735)      (2,294,718)
Cash and cash equivalents:
  Beginning of year                              1,476,467        4,489,249        5,965,716
                                             -------------    -------------    -------------
  End of second quarter                      $     377,484    $   3,293,514    $   3,670,998
                                             =============    =============    =============



                See accompanying notes to financial statements.

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


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

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

During June 2000, the Partnership made a cash distribution to Limited Partners who were owners of record on March 31, 2000. This distribution was made from residual cash, which is cash available for distribution after satisfying current Partnership liabilities and setting aside reserves against potential future Partnership liabilities. The total distribution paid to Continuing and Liquidating Limited Partners was $2,023,000 and $140,000, respectively. Pursuant to the Partnership Agreement, these amounts were allocated among the Limited Partners based on each partner's proportionate share of total partners' capital attributable to their Class.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1999 through June 30, 2000. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 2000 as compared to the corresponding periods in 1999. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1999 Form 10-K.

Liquidity and Capital Resources

During the six months ended June 30, 2000, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and provide for the ultimate liquidation of the Partnership. During this period, the Partnership's cash and cash equivalents decreased by $1,796,000 to $1,744,000 at June 30, 2000 from $3,540,000 at December 31, 1999. This decrease is primarily due to a distribution paid to Limited Partners of $2,163,000 (see below) and by cash used in operations of $781,000, partially offset by cash receipts from collections on leases of $320,000 and $828,000 from a distribution of Diverted and other assets.

During June 2000, the Partnership made a cash distribution to Limited Partners who were owners of record on March 31, 2000. This distribution was made from residual cash, which is cash available for distribution after satisfying current Partnership liabilities and setting aside reserves against potential future Partnership liabilities. The total distribution paid to Continuing and Liquidating Limited Partners was $2,023,000 and $140,000, respectively. Pursuant to the Partnership Agreement, these amounts were allocated among the Limited Partners based on each partner's proportionate share of total partners' capital attributable to their Class.

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

Results of Operations

The Partnership had net losses of $197,000 and $702,000 for the three and six months ended June 30, 2000 in the aggregate for all classes of partners. This compares to net losses of $56,000 and $181,000 for the three and six months ended June 30, 1999. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and six month periods ended June 30, 2000 and 1999 include the following:

Lease income:

Since August 1996, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income. This trend will continue as the Partnership liquidates its remaining leases.

Interest income:

Interest income includes earnings on invested cash balances. Interest income decreased for the six month period ended June 30, 2000 and increased for the three month period ended June 30, 2000 as compared to the corresponding periods in 1999. The decrease for the six months resulted from lower average invested cash balances, partially offset by an increase in interest rates. The increase for the three months resulted from higher average invested cash balances because of the Diverted Asset proceeds received in mid-March, as well as an increase in interest rates.

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

Professional fees:

Professional fees for the six months ended June 30, 2000 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See Exhibit Index.

(b) Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 2000.


            DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
            Registrant





       By:  /s/DONALD D. TORISKY
            ------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XIX, L.P.




       By:  /s/JEFFREY T. MCREYNOLDS
            ------------------------
            Jeffrey T. McReynolds
            Vice President and Chief Financial Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XIX, L.P.

                          EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

   27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.