Form 10-Q
period 2000-09-30
DATRONIC EQUIPMENT INCOME FUND XIX L P
filed 2000-11-14
CIK 859072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                          ----------------------------



For the Quarter Ended
  September 30, 2000                         Commission File Number  0-19466
---------------------                        --------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


      Delaware                                           36-3684373
--------------------                             ----------------------------
  State or other                                 IRS Employer Identification
  jurisdiction of                                          Number
  incorporation or
  organization

1300 E. Woodfield Road, Suite 312                  Schaumburg, Illinois 60173
---------------------------------                  --------------------------
  Address of principal                                City, State, Zip Code
  executive offices

Registrant's telephone number:                            (847) 240-6200
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

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      September 30, 2000 (unaudited)                                3

      December 31, 1999                                             4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended September 30, 2000                 5

      For the three months ended September 30, 1999                 6

      For the nine months ended September 30, 2000                  7

      For the nine months ended September 30, 1999                  8

    Statements of Changes in Partners' Equity

      For the nine months ended September 30, 2000
        (unaudited)                                                 9

    Statements of Cash Flows (unaudited)

      For the nine months ended September 30, 2000                 10

      For the nine months ended September 30, 1999                 11

    Notes to Financial Statements (unaudited)                      12

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations             13 - 15

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                    15

PART II - OTHER INFORMATION

Items 1-6.                                                         16

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                               September 30, 2000
                                   (Unaudited)

                                       Liquidating   Continuing
                                        Limited       Limited
                                        Partners      Partners       Total
                                      ------------   ----------    ----------
ASSETS

Cash and cash equivalents              $ 121,245    $ 1,544,816   $ 1,666,061
Net investment in direct financing
  leases                                       -         29,209        29,209
Diverted and other assets, net           262,119      1,284,305     1,546,424
Datronic assets, net                           -              -             -
                                       ---------    -----------   -----------

                                       $ 383,364    $ 2,858,330   $ 3,241,694
                                       =========    ===========   ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                             $   1,512    $    24,145   $    25,657
Lessee rental deposits                    10,010         49,044        59,054
                                       ---------    -----------   -----------

    Total liabilities                     11,522         73,189        84,711

Total partners' equity                   371,842      2,785,141     3,156,983
                                       ---------    -----------   -----------

                                       $ 383,364    $ 2,858,330   $ 3,241,694
                                       =========    ===========   ===========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                                December 31, 1999


                                       Liquidating   Continuing
                                        Limited       Limited
                                        Partners      Partners        Total
                                      ------------   -----------    ---------
ASSETS

Cash and cash equivalents              $ 292,607     $ 3,247,374    $ 3,539,981
Investments in commercial lease
  paper, net                                   -               -              -
Net investment in direct financing
  leases                                       -         391,584        391,584
Diverted and other assets, net           402,546       1,972,358      2,374,904
Datronic assets, net                           -               -              -
                                       ---------     -----------    -----------

                                       $ 695,153     $ 5,611,316    $ 6,306,469
                                       =========     ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                             $   2,229     $    22,163    $    24,392
Lessee rental deposits                    14,172          69,439         83,611
                                       ---------     -----------    -----------

    Total liabilities                     16,401          91,602        108,003

Total partners' equity                   678,752       5,519,714      6,198,466
                                       ---------     -----------    -----------

                                       $ 695,153     $ 5,611,316    $ 6,306,469
                                       =========     ===========    ===========




                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the three months ended September 30, 2000
                                   (Unaudited)

                                      Liquidating    Continuing
                                       Limited        Limited
                                       Partners       Partners        Total
                                      -----------    ----------     ---------
Revenue:
  Lease income                        $     906      $   11,962     $  12,868
  Interest income                           398          26,889        27,287
                                      ---------      ----------     ---------

                                          1,304          38,851        40,155
                                      ---------      ----------     ---------
Expenses:
  General Partner's expense
    reimbursement                        30,226         148,100       178,326
  Professional fees                       2,381          15,306        17,687
  Other operating expenses                  702           3,439         4,141
  Provision (credit) for lease losses      (303)         16,425        16,122
                                      ---------      ----------     ---------

                                         33,006         183,270       216,276
                                      ---------      ----------     ---------

Net loss                              $ (31,702)     $ (144,419)    $(176,121)
                                      =========      ==========     =========

Net loss - General Partner            $    (317)     $   (1,444)    $  (1,761)
                                      =========      ==========     =========

Net loss - Limited Partners           $ (31,385)     $ (142,975)    $(174,360)
                                      =========      ==========     =========

Net loss per limited
   partnership unit                   $   (0.93)     $    (0.86)
                                      =========      ==========

Weighted average number of limited
   partnership units outstanding         33,858         165,901
                                      =========      ==========





                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the three months ended September 30, 1999
                                   (Unaudited)


                                      Liquidating   Continuing
                                       Limited       Limited
                                       Partners      Partners        Total
                                      -----------   ----------     ---------

Revenue:
  Lease income                         $     290    $   21,665     $   21,955
  Interest income                          3,962        37,104         41,066
                                       ---------    ----------     ----------

                                           4,252        58,769         63,021
                                       ---------    ----------     ----------

Expenses:
  General Partner's expense
    reimbursement                         30,309       194,189        224,498
  Professional fees                        3,062        25,013         28,075
  Other operating expenses                 1,416         7,031          8,447
  Credit for lease losses                 (1,426)      (46,991)       (48,417)
                                       ---------    ----------     ----------

                                          33,361       179,242        212,603
                                       ---------    ----------     ----------

Net loss                               $ (29,109)   $ (120,473)    $ (149,582)
                                       =========    ==========     ==========

Net loss - General Partner             $    (291)   $   (1,205)    $   (1,496)
                                       =========    ==========     ==========

Net loss - Limited Partners            $ (28,818)   $ (119,268)    $ (148,086)
                                       =========    ==========     ==========

Net loss per limited
   partnership unit                    $   (0.85)   $    (0.72)
                                       =========    ==========

Weighted average number of limited
   partnership units outstanding          33,858       165,901
                                       =========    ==========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 2000
                                   (Unaudited)


                                      Liquidating   Continuing
                                       Limited       Limited
                                       Partners      Partners        Total
                                      -----------   ----------     ---------

Revenue:
  Lease income                        $    5,380      $ 59,879      $ 65,259
  Interest income                          6,130       110,085       116,215
                                      ----------    ----------    ----------

                                          11,510       169,964       181,474
                                      ----------    ----------    ----------

Expenses:
  General Partner's expense
    reimbursement                        167,550       820,389       987,939
  Professional fees                       10,329        78,558        88,887
  Other operating expenses                 5,968        30,186        36,154
  Credit for lease losses                 (5,850)      (47,755)      (53,605)
                                      ----------    ----------    ----------

                                         177,997       881,378     1,059,375
                                      ----------    ----------    ----------

Net loss                              $ (166,487)   $ (711,414)   $ (877,901)
                                      ==========    ==========    ==========

Net loss - General Partner            $   (1,665)     $ (7,114)   $   (8,779)
                                      ==========    ==========    ==========

Net loss - Limited Partners           $ (164,822)   $ (704,300)   $ (869,122)
                                      ==========    ==========    ==========

Net loss per limited
   partnership unit                   $    (4.87)      $ (4.25)
                                      ==========    ==========

Weighted average number of limited
   partnership units outstanding          33,858       165,901
                                      ==========    ==========





                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1999
                                   (Unaudited)



                                    Liquidating  Continuing
                                      Limited     Limited
                                      Partners    Partners       Total
                                    -----------  -----------   ----------
Revenue:
  Lease income                       $   7,307    $ 149,260    $ 156,567
  Interest income                       18,069      130,039      148,108
                                     ---------    ---------    ---------

                                        25,376      279,299      304,675
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                       92,580      599,204      691,784
  Professional fees                     16,137      114,418      130,555
  Other operating expenses               4,663       23,548       28,211
  Credit for lease losses              (11,198)    (195,871)    (207,069)
  Credit for loss on
    commercial lease paper                (719)      (7,592)      (8,311)
                                     ---------    ---------    ---------

                                       101,463      533,707      635,170
                                     ---------    ---------    ---------

Net loss                             $ (76,087)   $(254,408)   $(330,495)
                                     =========    =========    =========

Net loss - General Partner           $    (761)   $  (2,544)   $  (3,305)
                                     =========    =========    =========

Net loss - Limited Partners          $ (75,326)   $(251,864)   $(327,190)
                                     =========    =========    =========

Net loss per limited
   partnership unit                  $   (2.22)   $   (1.52)
                                     =========    =========

Weighted average number of limited
   partnership units outstanding        33,858      165,901
                                     =========    =========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)


                                              Liquidating    Continuing
                               General          Limited       Limited        Total
                              Partner's        Partners'     Partners'      Partners'
                                Equity          Equity        Equity         Equity
                              ---------      -----------    -----------    ----------
Balance, December 31, 1999*   $      --      $   678,752    $ 5,519,714    $ 6,198,466

  Distributions to partners          --         (140,423)    (2,023,159)    (2,163,582)
  Net loss                         (8,779)      (164,822)      (704,300)      (877,901)
  Allocation of General
    Partner's Equity                8,779         (1,665)        (7,114)          --
                              -----------    -----------    -----------    -----------

Balance, September 30, 2000   $      --      $   371,842    $ 2,785,141    $ 3,156,983
                              ===========    ===========    ===========    ===========


* Balances are net of $76,894 and $685,472 of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.






                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 2000
                                   (Unaudited)


                                         Liquidating    Continuing
                                           Limited        Limited
                                           Partners       Partners        Total
                                         -----------    -----------    ----------
Cash flows from operating activities:
  Net loss                               $  (166,487)   $  (711,414)   $  (877,901)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                   (5,850)       (47,755)       (53,605)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                        (717)         1,982          1,265
      Lessee rental deposits                  (4,162)       (20,395)       (24,557)
                                         -----------    -----------    -----------
                                            (177,216)      (777,582)      (954,798)
                                         -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases              5,850        410,130        415,980
  Distribution of Diverted and
    other assets                             140,427        688,053        828,480
                                         -----------    -----------    -----------
                                             146,277      1,098,183      1,244,460
                                         -----------    -----------    -----------

Cash flows from financing activities:
  Distributions to Limited Partners         (140,423)    (2,023,159)    (2,163,582)
                                         -----------    -----------    -----------

Net decrease in cash and
  cash equivalents                          (171,362)    (1,702,558)    (1,873,920)
Cash and cash equivalents:
  Beginning of year                          292,607      3,247,374      3,539,981
                                         -----------    -----------    -----------
  End of third quarter                   $   121,245    $ 1,544,816    $ 1,666,061
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
                                         ===========    ===========    ===========


                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                  (Unaudited)



NOTE 1 - LIMITED PARTNERSHIP DISTRIBUTIONS:

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

NOTE 2 - LITIGATION

In connection with the 1992 Ventre class action, the United States District Court for the Northern District of Illinois entered an order on September 27, 2000 finding that Edmund J. Lopinski, Jr. had caused the Datronic Partnerships to sustain losses of $20.0 million. Against this amount, the Court offset $10.9 million that has already been realized on behalf of the Partnerships through the sale of Diverted and Other Assets and insurance settlements. The Court also found that Lopinski is entitled to offset the remaining $9.1 million loss with the proceeds previously received from the other defendants in the Ventre action and the appraised value of the Schaumburg office building. Proceeds received from the other defendants totaled $4.9 million, leaving $4.2 million to be recovered from the building. During the third quarter 2000, the General Partner received appraisals for the building indicating that its value substantially exceeds this amount. Accordingly, the losses assessed against Lopinski have been fully mitigated.

With this ruling, the Ventre, et al v. Datronic Rental Corp., et al class action is closed.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1999 through September 30, 2000. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 2000 as compared to the corresponding periods in 1999. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1999 Form 10-K.

Liquidity and Capital Resources

During the nine months ended September 30, 2000, the Partnership continued to liquidate its assets and use its cash to pay Partnership operating expenses, pay a distribution to Limited Partners and provide for the ultimate liquidation of the Partnership. During this period, the Partnership's cash and cash equivalents decreased by $1,874,000 to $1,666,000 at September 30, 2000 from $3,540,000 at
December 31, 1999. This decrease is primarily due to a distribution paid to Limited Partners of $2,163,000 (see below) and by cash used in operations of $955,000, partially offset by cash receipts from collections on leases of $416,000 and $828,000 from a distribution of Diverted and other assets.

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

The Partnership's principal sources of future liquidity are expected to come from cash-on-hand and proceeds from the sale of the remaining Diverted Assets (consisting of cash and an office building in Schaumburg, Illinois). In addition, nominal cash is expected to be received from the remaining scheduled lease portfolio and from delinquent lessees under payment plan arrangements. The general partner expects that the building will be sold during the first quarter of 2001 and the proceeds included in a subsequent distribution to Limited Partners.

The Partnership's interest in the Schaumburg office building is carried on its books at $1.5 million (see Note 5 to the Partnership's financial statements included in the 1999 Form 10-K). At March 1993, the date LRC was appointed general partner, the building was approximately 40% occupied. Since then, occupancy has increased to more than 80% and the base rental rates have increased by 75%. An appraisal received during the third quarter 2000 indicates that the building's value has increased substantially over its book value.

After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service. The general partner expects this to occur sometime during 2001.

Results of Operations

The Partnership had net losses of $176,000 and $878,000 for the three and nine months ended September 30, 2000 in the aggregate for all classes of partners. This compares to net losses of $150,000 and $330,000 for the three and nine months ended September 30, 1999. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and nine month periods ended September 30, 2000 and 1999 include the following:

Lease income:
Since August 1996, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income. This trend will continue as the Partnership liquidates its remaining leases.

Interest income:
Interest income includes earnings on invested cash balances. Interest income for 2000 was less than 1999 because of lower average invested cash balances, partially offset by an increase in interest rates.

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

Professional fees:
Professional fees for the nine months ended September 30, 2000 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

Provision (credits) for lease losses and commercial lease paper:
This provision reflects Management's ongoing assessment of the potential losses inherent in the lease portfolio and commercial lease paper partially offset by collections in excess of previously reserved balances.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November 2000.





            DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
            Registrant





       By:  /s/DONALD D. TORISKY
            -------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XIX, L.P.




       By:  /s/JEFFREY T. MCREYNOLDS
            -------------------------
            Jeffrey T. McReynolds
            Vice President and Chief Financial Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XIX, L.P.

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