Form 10-Q
period 2001-03-31
DATRONIC EQUIPMENT INCOME FUND XIX L P
filed 2001-05-15
CIK 859072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934



For the Quarter Ended
    March 31, 2001                            Commission File Number  0-19466
---------------------                         --------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


   Delaware                                                        36-3684373
----------------                                 ----------------------------
 State or other                                   IRS Employer Identification
 jurisdiction of                                                       Number
 incorporation or
 organization

1300 E. Woodfield Road, Suite 312                  Schaumburg, Illinois 60173
---------------------------------                 ---------------------------
 Address of principal                                   City, State, Zip Code
 executive offices

Registrant's telephone number:                                 (847) 240-6200
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

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      March 31, 2001 (unaudited)                                    3

      December 31, 2000                                             4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended March 31, 2001                     5

      For the three months ended March 31, 2000                     6

    Statements of Changes in Partners' Equity

      For the three months ended March 31, 2001
         (unaudited)                                                7

    Statements of Cash Flows (unaudited)

      For the three months ended March 31, 2001                     8

      For the three months ended March 31, 2000                     9

    Notes to Financial Statements (unaudited)                      10

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations             11 - 12

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                    12

PART II - OTHER INFORMATION

Items 1-6.                                                         13
----------

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                                 March 31, 2001
                                   (Unaudited)



                                    Liquidating    Continuing
                                      Limited       Limited
                                      Partners      Partners        Total
                                    -----------   ------------   ------------
ASSETS

Cash and cash equivalents            $  70,458    $ 1,347,579    $ 1,418,037
Residual lease balances                      -              -              -
Diverted assets, net                   262,119      1,284,305      1,546,424
Other assets, net                            -              -              -
                                     ---------    -----------    -----------

                                     $ 332,577    $ 2,631,884    $ 2,964,461
                                     =========    ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                           $     230    $     2,594    $     2,824
Lessee rental deposits                   4,765         23,350         28,115
Accrued post-dissolution
  expenses                              63,393        310,607        374,000
                                     ---------    -----------    -----------

    Total liabilities                   68,388        336,551        404,939

Total partners' equity                 264,189      2,295,333      2,559,522
                                     ---------    -----------    -----------

                                     $ 332,577    $ 2,631,884    $ 2,964,461
                                     =========    ===========    ===========





                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                                December 31, 2000



                                    Liquidating  Continuing
                                      Limited     Limited
                                      Partners    Partners       Total
                                    ----------- ------------  -----------
ASSETS

Cash and cash equivalents           $ 101,015    $ 1,476,821  $ 1,577,836
Residual lease balances                     -          8,336        8,336
Diverted assets, net                  262,119      1,284,305    1,546,424
Other assets, net                           -              -            -
                                    ---------    -----------  -----------

                                    $ 363,134    $ 2,769,462  $ 3,132,596
                                    =========    ===========  ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                          $     687    $    10,178  $    10,865
Lessee rental deposits                  4,798         23,508       28,306
Accrued post-dissolution
  expenses                             63,393        310,607      374,000
                                    ---------    -----------  -----------

    Total liabilities                  68,878        344,293      413,171

Total partners' equity                294,256      2,425,169    2,719,425
                                    ---------    -----------  -----------

                                    $ 363,134    $ 2,769,462  $ 3,132,596
                                    =========    ===========  ===========




                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended March 31, 2001
                                   (Unaudited)



                                    Liquidating   Continuing
                                      Limited      Limited
                                      Partners     Partners       Total
                                    -----------   ----------    ----------

Revenue:
  Lease income                       $     593    $    7,729    $    8,322
  Interest income                          232        12,210        12,442
                                     ---------    ----------    ----------

                                           825        19,939        20,764
                                     ---------    ----------    ----------

Expenses:
  General Partner's expense
    reimbursement                       27,779       136,108       163,887
  Professional fees                      1,473         7,868         9,341
  Other operating expenses               1,640         8,037         9,677
  Credit for lease losses                    -        (2,238)       (2,238)
                                     ---------    ----------    ----------

                                        30,892       149,775       180,667
                                     ---------    ----------    ----------

Net loss                             $ (30,067)   $ (129,836)   $ (159,903)
                                     =========    ==========    ==========

Net loss - General Partner           $    (301)   $   (1,298)   $   (1,599)
                                     =========    ==========    ==========

Net loss - Limited Partners          $ (29,766)   $ (128,538)   $ (158,304)
                                     =========    ==========    ==========

Net loss per limited
  partnership unit                   $   (0.88)   $    (0.77)
                                     =========    ==========

Weighted average number of limited
  partnership units outstanding         33,858       165,901
                                     =========    ==========





                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended March 31, 2000
                                   (Unaudited)


                                    Liquidating   Continuing
                                      Limited      Limited
                                      Partners     Partners       Total
                                    -----------   ----------    ----------

Revenue:
  Lease income                       $   3,094    $   34,673    $   37,767
  Interest income                        2,293        35,818        38,111
                                     ---------    ----------    ----------

                                         5,387        70,491        75,878
                                     ---------    ----------    ----------

Expenses:
  General Partner's expense
    reimbursement                       93,524       470,196       563,720
  Professional fees                      3,937        40,742        44,679
  Other operating expenses               1,458         8,038         9,496
  Credit for lease losses               (4,190)      (33,531)      (37,721)
                                     ---------    ----------    ----------

                                        94,729       485,445       580,174
                                     ---------    ----------    ----------

Net loss                             $ (89,342)   $ (414,954)   $ (504,296)
                                     =========    ==========    ==========

Net loss - General Partner           $    (893)   $   (4,150)   $   (5,043)
                                     =========    ==========    ==========

Net loss - Limited Partners          $ (88,449)   $ (410,804)   $ (499,253)
                                     =========    ==========    ==========

Net loss per limited
  partnership unit                   $   (2.61)   $    (2.48)
                                     =========    ==========

Weighted average number of limited
  partnership units outstanding         33,858       165,901
                                     =========    ==========






                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)


                                         Liquidating   Continuing
                               General     Limited       Limited      Total
                              Partner's    Partners'    Partners'    Partners'
                               Equity      Equity        Equity       Equity
                              ---------  -----------   ----------    ---------

Balance, December 31, 2000 *   $  -      $ 294,256     $2,425,169   $2,719,425

  Net loss                     (1,599)     (29,766)      (128,538)    (159,903)
  Allocation of General
    Partner's Equity            1,599         (301)        (1,298)        -
                               ------    ---------     ----------   ----------

Balance, March 31, 2001        $  -      $ 264,189     $2,295,333   $2,559,522
                               ======    =========     ==========   ==========


* Balances are net of $79,335 and $696,186 of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.





                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 2001
                                   (Unaudited)

                                         Liquidating   Continuing
                                           Limited      Limited
                                           Partners     Partners       Total
                                         -----------   ----------    ----------

Cash flows from operating activities:
  Net loss                                 $ (30,067)  $ (129,836)  $ (159,903)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                        -       (2,238)      (2,238)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                        (457)      (7,584)      (8,041)
      Lessee rental deposits                     (33)        (158)        (191)
                                           ---------   ----------   ----------
                                             (30,557)    (139,816)    (170,373)
                                           ---------   ----------   ----------

Cash flows from investing activities:
  Principal collections on leases               -          10,574       10,574
                                           ---------   ----------   ----------

Net decrease in cash and
  cash equivalents                           (30,557)    (129,242)    (159,799)
Cash and cash equivalents:
  Beginning of year                          101,015    1,476,821    1,577,836
                                           ---------   ----------   ----------
  End of first quarter                     $  70,458   $1,347,579   $1,418,037
                                           =========   ==========   ==========





                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 2000
                                   (Unaudited)


                                         Liquidating   Continuing
                                           Limited      Limited
                                           Partners     Partners       Total
                                         -----------   ----------    ----------

Cash flows from operating activities:
  Net loss                               $ (89,342)  $ (414,954)  $  (504,296)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                 (4,190)     (33,531)      (37,721)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                     1,259       20,429        21,688
      Lessee rental deposits                  (957)      (4,689)       (5,646)
                                         ---------   ----------   -----------
                                           (93,230)    (432,745)     (525,975)
                                         ---------   ----------   -----------

Cash flows from investing activities:
  Principal collections on leases            4,190      187,795       191,985
  Distribution of Diverted assets          140,427      688,053       828,480
                                         ---------   ----------   -----------
                                           144,617      875,848     1,020,465
                                         ---------   ----------   -----------

Net increase in cash and
  cash equivalents                          51,387      443,103       494,490
Cash and cash equivalents:
  Beginning of year                        292,607    3,247,374     3,539,981
                                         ---------   ----------   -----------
  End of first quarter                   $ 343,994   $3,690,477   $ 4,034,471
                                         =========   ==========   ===========





                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)




NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XIX, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on December 22, 1989 for the purpose of acquiring and leasing equipment. See Notes 4, 7, and 10 to the Partnership's financial statements included in the 2000 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement that occurred.

Since August 31, 1996, the Partnership has been in its Liquidating Phase which means that it ceased investing in new leases and began the orderly liquidation of its assets. The general partner expects the Liquidating Phase to be completed by mid-2001, at which time the Partnership will be dissolved and post-dissolution activities will commence, being concluded by the end of 2001.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 2000 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 2000 Form 10-K.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 2000 through March 31, 2001. The discussion and analysis of results of operations is for the three month period ended March 31, 2001 as compared to the corresponding period in 2000. Any capitalized term not defined herein has been defined or discussed in the Partnership's 2000 Form 10-K.

Liquidity and Capital Resources

During the three months ended March 31, 2001, Partnership cash and cash equivalents decreased by $160,000 due to cash used to pay operating expenses of $170,000 partially offset by cash receipts from collections on leases of $10,000.

The Partnership's sources of future liquidity are expected to come from cash-on-hand, the Partnership's share of the net proceeds from the sale of the Southwick office building (along with its share of $1.4 million of cash primarily from building operations), and net proceeds (if any) from the bulk sale of the remaining deficient leases.

The Southwick office building, and related cash from operations, represent the only remaining Diverted Assets (see Note 4 to the Partnership's financial statements included in Item 8). The Partnership's 55.2% interest in the Southwick office building has a book value of $1,546,000. The general partner has entered into a contract to sell the building for $15 million. The general partner estimates that total costs associated with this transaction will approximate 10% or $1.5 million ($450,000 for real estate commissions, approximately $600,000 for real estate tax prorations and approximately $450,000 for other costs customarily paid by the seller in a commercial real estate transaction). Net proceeds of approximately $13.5 million along with an additional $1.4 million held by DRC Partnership Fund, Inc. will be distributed to the Partnerships as soon as practicable after the transaction closes. The general partner expects this to occur no later than December 31, 2001. The Partnership's 55.2% share is $7,456,000. This transaction currently is scheduled to close in early June.

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

Results of Operations

The Partnership had a net loss of $160,000 for the three months ended March 31, 2001 which is $344,000 less than the loss for the three months ended March 31, 2000. This difference is mostly due to the $302,000 insurance premium that was included in the General Partner's expense reimbursement during the first quarter of 2000 which provides coverage through the final dissolution of the Partnership.

The majority of other income and expense categories have decreased compared to the first quarter 2000 because of an overall reduction in activity now that the active lease portfolio has been fully run out. In addition, interest income decreased because of lower average invested cash balances due to the June 2000 distribution to investors and ongoing operating expenses.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 2000 Form 10-K, for a discussion of material legal proceedings involving the Partnership.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May 2001.





            DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
            Registrant





       By:  /s/DONALD D. TORISKY
            ----------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XIX, L.P.



       By:  /s/JEFFREY T. MCREYNOLDS
            ----------------------------
            Jeffrey T. McReynolds
            Vice President and Chief Financial Officer,
            (and Principal Accounting Officer)
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XIX, L.P.