Form 10-Q
period 2001-06-30
DATRONIC EQUIPMENT INCOME FUND XIX L P
filed 2001-08-14
CIK 859072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                       ----------------------------------



For the Quarter Ended
    June 30, 2001                               Commission File Number  0-19466
--------------------                            --------------------------------


                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


   Delaware                                                  36-3684373
----------------                                   -----------------------------
 State or other                                    IRS Employer Identification
 jurisdiction of                                             Number
 incorporation or
 organization

1300 E. Woodfield Road, Suite 312                  Schaumburg, Illinois 60173
---------------------------------                  ---------------------------
 Address of principal                                 City, State, Zip Code
 executive offices

Registrant's telephone number:                           (847) 240-6200
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

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      June 30, 2001 (unaudited)                                     3

      December 31, 2000                                             4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 2001                      5

      For the three months ended June 30, 2000                      6

          For the six months ended June 30, 2001                    7

          For the six months ended June 30, 2000                    8

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 2001
         (unaudited)                                                9

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 2001                       10

      For the six months ended June 30, 2000                       11

    Notes to Financial Statements (unaudited)                 12 - 13

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations             14 - 15

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                    15

PART II - OTHER INFORMATION

Items 1-6.                                                         16

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                                 BALANCE SHEETS
                                  June 30, 2001
                                   (Unaudited)


                                   Liquidating  Continuing
                                     Limited     Limited
                                     Partners    Partners        Total
                                   -----------  -----------   -----------
ASSETS

Cash and cash equivalents          $ 1,527,797   $ 8,504,492   $10,032,289
Residual lease balances                   --            --            --
Other assets, net                         --            --            --
                                   -----------   -----------   -----------
                                   $ 1,527,797   $ 8,504,492   $10,032,289
                                   ===========   ===========   ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                         $       437   $     3,617   $     4,054
Accrued post-dissolution
  expenses                              63,393       310,607       374,000
                                   -----------   -----------   -----------

    Total liabilities                   63,830       314,224       378,054

Total partners' equity               1,463,967     8,190,268     9,654,235
                                   -----------   -----------   -----------

                                   $ 1,527,797   $ 8,504,492   $10,032,289
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
                                   ==========   ==========   ==========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 2001
                                   (Unaudited)


                                     Liquidating   Continuing
                                       Limited      Limited
                                       Partners     Partners         Total
                                     -----------   -----------    -----------
Revenue:
  Interest income                    $      --     $    11,794    $    11,794
  Gain on sale of Diverted assets      1,231,919     6,036,039      7,267,958
                                     -----------   -----------    -----------

                                       1,231,919     6,047,833      7,279,752
                                     -----------   -----------    -----------

Expenses:
  General Partner's expense
    reimbursement                         29,179       142,970        172,149
  Professional fees                        2,415        13,374         15,789
  Other operating expenses                   547         2,678          3,225
  Credit for lease losses                   --          (6,124)        (6,124)
                                     -----------   -----------    -----------

                                          32,141       152,898        185,039
                                     -----------   -----------    -----------

Net income                           $ 1,199,778   $ 5,894,935    $ 7,094,713
                                     ===========   ===========    ===========

Net income - General Partner         $    11,998   $    58,949    $    70,947
                                     ===========   ===========    ===========

Net income - Limited Partners        $ 1,187,780   $ 5,835,986    $ 7,023,766
                                     ===========   ===========    ===========

Net income per limited
   partnership unit                  $     35.08    $     35.18
                                     ===========    ===========

Weighted average number of limited
   partnership units outstanding          33,858       165,901
                                     ===========    ===========



                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 2000
                                   (Unaudited)


                                     Liquidating  Continuing
                                       Limited     Limited
                                       Partners    Partners      Total
                                     -----------  ----------   ----------
Revenue:
  Lease income                       $   1,380    $  13,244    $  14,624
  Interest income                        3,439       47,378       50,817
                                     ---------    ---------    ---------

                                         4,819       60,622       65,441
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                       43,800      202,093      245,893
  Professional fees                      4,011       22,510       26,521
  Other operating expenses               3,808       18,709       22,517
  Credit for lease losses               (1,357)     (30,649)     (32,006)
                                     ---------    ---------    ---------

                                        50,262      212,663      262,925
                                     ---------    ---------    ---------

Net loss                             $ (45,443)   $(152,041)   $(197,484)
                                     =========    =========    =========

Net loss - General Partner           $    (455)   $  (1,520)   $  (1,975)
                                     =========    =========    =========

Net loss - Limited Partners          $ (44,988)   $(150,521)   $(195,509)
                                     =========    =========    =========

Net loss per limited
   partnership unit                  $   (1.33)   $   (0.91)
                                     =========    =========

Weighted average number of limited
   partnership units outstanding        33,858      165,901
                                     =========    =========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 2001
                                   (Unaudited)


                                     Liquidating   Continuing
                                       Limited      Limited
                                       Partners     Partners         Total
                                     -----------   -----------    -----------
Revenue:
  Lease income                       $       593   $     7,729    $     8,322
  Interest income                            232        24,004         24,236
  Gain on sale of Diverted assets      1,231,919     6,036,039      7,267,958
                                     -----------   -----------    -----------

                                       1,232,744     6,067,772      7,300,516
                                     -----------   -----------    -----------

Expenses:
  General Partner's expense
    reimbursement                         56,958       279,078        336,036
  Professional fees                        3,888        21,242         25,130
  Other operating expenses                 2,187        10,715         12,902
  Credit for lease losses                   --          (8,362)        (8,362)
                                     -----------   -----------    -----------

                                          63,033       302,673        365,706
                                     -----------   -----------    -----------

Net income                           $ 1,169,711   $ 5,765,099    $ 6,934,810
                                     ===========   ===========    ===========

Net income - General Partner         $    11,697   $    57,651    $    69,348
                                     ===========   ===========    ===========

Net income - Limited Partners        $ 1,158,014   $ 5,707,448    $ 6,865,462
                                     ===========   ===========    ===========

Net income per limited
   partnership unit                  $     34.20   $     34.40
                                     ===========   ===========

Weighted average number of limited
   partnership units outstanding          33,858       165,901
                                     ===========   ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 2000
                                   (Unaudited)


                                     Liquidating  Continuing
                                       Limited     Limited
                                       Partners    Partners       Total
                                     -----------  ----------   ----------
Revenue:
  Lease income                       $   4,474    $  47,917    $  52,391
  Interest income                        5,732       83,196       88,928
                                     ---------    ---------    ---------

                                        10,206      131,113      141,319
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                      137,324      672,289      809,613
  Professional fees                      7,948       63,252       71,200
  Other operating expenses               5,266       26,747       32,013
  Credit for lease losses               (5,547)     (64,180)     (69,727)
                                     ---------    ---------    ---------

                                       144,991      698,108      843,099
                                     ---------    ---------    ---------

Net loss                             $(134,785)   $(566,995)   $(701,780)
                                     =========    =========    =========

Net loss - General Partner           $  (1,348)   $  (5,670)   $  (7,018)
                                     =========    =========    =========

Net loss - Limited Partners          $(133,437)   $(561,325)   $(694,762)
                                     =========    =========    =========

Net loss per limited
   partnership unit                  $   (3.94)   $   (3.38)
                                     =========    =========

Weighted average number of limited
   partnership units outstanding        33,858      165,901
                                     =========    =========

                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)


                                                Liquidating  Continuing
                                    General      Limited      Limited         Total
                                   Partner's     Partners'    Partners'     Partners'
                                     Equity       Equity       Equity        Equity
                                   ----------   -----------  -----------   -----------
Balance, December 31, 2000*        $     --      $  294,256   $2,425,169   $2,719,425

  Net income                           69,348     1,158,014    5,707,448    6,934,810
  Allocation of General
    Partner's Equity                  (69,348)       11,697       57,651         --
                                   ----------    ----------   ----------   ----------

Balance, June 30, 2001             $     --      $1,463,967   $8,190,268   $9,654,235
                                   ==========    ==========   ==========   ==========


* Balances are net of $79,335 and $696,186 of General Partner's Equity previously allocated to Liquidating and Continuing Limited Partners' Equity.


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2001
                                   (Unaudited)


                                         Liquidating     Continuing
                                           Limited        Limited
                                           Partners       Partners           Total
                                         ------------    -----------     ------------
Cash flows from operating activities:
  Net income                             $  1,169,711    $  5,765,099    $  6,934,810
  Adjustments to reconcile net income
    to net cash used in operating
    activities:
    Gain on sale of Diverted assets        (1,231,919)     (6,036,039)     (7,267,958)
    Credit for lease losses                      --            (8,362)         (8,362)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                         (250)         (6,561)         (6,811)
      Lessee rental deposits                   (4,798)        (23,508)        (28,306)
                                         ------------    ------------    ------------
                                              (67,256)       (309,371)       (376,627)
                                         ------------    ------------    ------------

Cash flows from investing activities:
  Principal collections on leases                --            16,698          16,698
  Proceeds from sale of Diverted
    assets                                  1,494,038       7,320,344       8,814,382
                                         ------------    ------------    ------------
                                            1,494,038       7,337,042       8,831,080
                                         ------------    ------------    ------------

Net increase in cash and
  cash equivalents                          1,426,782       7,027,671       8,454,453
Cash and cash equivalents:
  Beginning of year                           101,015       1,476,821       1,577,836
                                         ------------    ------------    ------------
  End of second quarter                  $  1,527,797    $  8,504,492    $ 10,032,289
                                         ============    ============    ============


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2000
                                   (Unaudited)


                                         Liquidating   Continuing
                                           Limited      Limited
                                           Partners     Partners         Total
                                         -----------   -----------   -----------
Cash flows from operating activities:
  Net loss                               $  (134,785)   $  (566,995)   $  (701,780)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                   (5,547)       (64,180)       (69,727)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                        (565)         2,309          1,744
      Lessee rental deposits                  (1,904)        (9,327)       (11,231)
                                         -----------    -----------    -----------
                                            (142,801)      (638,193)      (780,994)
                                         -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases              5,547        314,267        319,814
  Distribution of Diverted assets            140,427        688,053        828,480
                                         -----------    -----------    -----------
                                             145,974      1,002,320      1,148,294
                                         -----------    -----------    -----------

Cash flows from financing activities:
  Distributions to limited partners         (140,423)    (2,023,159)    (2,163,582)
                                         -----------    -----------    -----------

Net decrease in cash and
  cash equivalents                          (137,250)    (1,659,032)    (1,796,282)
Cash and cash equivalents:
  Beginning of year                          292,607      3,247,374      3,539,981
                                         -----------    -----------    -----------
  End of second quarter                  $   155,357    $ 1,588,342    $ 1,743,699
                                         ===========    ===========    ===========


                 See accompanying notes to financial statements

                    DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)




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

Since August 31, 1996, the Partnership has been in its Liquidating Phase which means that it ceased investing in new leases and began the orderly liquidation of its assets. The general partner expects the Liquidating Phase to be completed sometime after mid-2001, at which time the Partnership will be dissolved and post-dissolution activities will commence, being concluded by the end of 2001.

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

NOTE 3 - GAIN ON SALE OF DIVERTED ASSETS:

The Partnership's gain on sale of Diverted Assets of $7,267,958 represents its share of the June 30, 2001 cash balance of DRC Partnership Fund Inc. (Fund Inc.) in excess of its book value thereof. On June 12, 2001, the Southwick Office Centre was sold for $15 million. After payment of sales commissions and other closing costs of $456,654 net proceeds of $14,543,346 were received by Fund Inc. for the benefit of the Partnerships. Additionally, Fund Inc. held $1,415,485 of cash previously generated by the operations of the Southwick Office Centre. The Partnership's interest in these amounts is $8,814,382 (55.2%) and is included in "Cash and cash equivalents" at June 30, 2001. The Partnership's book value of Diverted Assets was $1,546,424.

NOTE 4 - LITIGATION:

During May of 2001, Edumund J. Lopinski, Jr., acting as his own attorney and who is presently incarcerated at the Marion Federal Correctional Institution in Marion, Illinois, filed several motions with the Federal District Court for the Northern District of Illinois claiming that all proceeds received from the sale of the Southwick office building in excess of the unsatisfied civil judgement entered against him (approximately $10 million) belongs to him. Attorneys for the Partnership believe that Mr. Lopinski's claims are without merit and will be vigorously defended.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 2000 through June 30, 2001. The discussion and analysis of results of operations is for the six month period ended June 30, 2001 as compared to the corresponding period in 2000. Any capitalized term not defined herein has been defined or discussed in the Partnership's 2000 Form 10-K.

Liquidity and Capital Resources

During the six months ended June 30, 2001, Partnership cash and cash equivalents increased by $8.45 million. This increase is due to proceeds of $8.81 million received from the sale of Southwick office building (see below) and cash receipts from collections on leases of $17,000, partially offset by cash used to pay operating expenses of $377,000.

On June 12, 2001, the general partner closed the sale of the Southwick Office Centre, the last remaining Diverted Asset, for $15 million. After payment of sales commissions and other closing costs the net proceeds for all Partnerships totaled approximately $14.5 million. The Partnership's share of net proceeds along with an additional $1.4 million held by DRC Partnership Fund, Inc. are included in the Partnership's June 30, 2001 balance sheet as "Cash and cash equivalents". The Partnership's 55.2% share is $8.81 million.

The Partnership's source of future liquidity will come from its cash-on-hand. After the cost of liquidating the Partnership has been funded, all remaining known liabilities of the Partnership have been satisfied and reserves have been provided for future contingent Partnership liabilities, all remaining cash will be distributed to the Limited Partners. The general partner expects this final distribution to occur sometime in the fourth quarter 2001.

The general partner expects to utilize $374,000 to pay for Partnership liquidation activities. This amount is reflected on the Partnership's June 30, 2001 balance sheet as "Accrued post-dissolution expenses". The liquidation activities will include preparation of final state and federal tax returns, provide Limited Partners with final K-1s, file final state and federal regulatory documents, close all bank accounts, and complete all other such tasks as are necessary to conclude the Partnership's affairs. In accordance with the limited partnership agreement, as amended, the general partner also expects to set aside up to $783,000 to provide for any uninsured, currently unasserted claims that might arise from the operations or final liquidation of the Partnership.

Results of Operations

The Partnership had net income of $7.10 million and $6.94 million for the three and six months ended June 30, 2001. This compares to net losses of $197,000 and $702,000 for the corresponding periods ended June 30, 2000. The increase in net income for the three month period is primarily attributable to the $7.27 million gain on the sale of the Southwick office building recorded in June of 2001 as well as an approximate $74,000 reduction in the general partner's expense reimbursement. The increase in net income for the six month period is primarily attributable to the aforementioned gain coupled with an approximate $474,000 reduction in the general partner's expense reimbursement. The decrease in the general partner's expense reimbursement is attributable to cost reductions associated with decreased partnership activities as well as a one time payment, in the first quarter of 2000, of $302,000 for insurance coverage through the final dissolution of the Partnership.

The majority of other income and expense categories have decreased compared to the second quarter 2000 because of an overall reduction in activity. In addition, interest income decreased because of lower average invested cash balances due to the June 2000 distribution to investors and ongoing operating expenses.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 2000 Form 10-K, for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part I, Item 1, Note 4 for a discussion of claims made by Edmund J. Lopinski.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 2001.





            DATRONIC EQUIPMENT INCOME FUND XIX, L.P.
            Registrant





       By:  /s/ DONALD D. TORISKY
            -----------------------------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XIX, L.P.



       By:  /s/ JEFFREY T. MCREYNOLDS
            -----------------------------------------------
            Jeffrey T. McReynolds
            Vice President and Chief Financial Officer,
            (and Principal Accounting Officer)
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XIX, L.P.